Form 10-Q
period 1996-04-30
INFERENCE CORP /CA/
filed 1996-06-04
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended            Commission File Number
        April 30, 1996                          0-26334

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                          --------------------------

                             INFERENCE CORPORATION
            (Exact name of Registrant as specified in its charter)


              California                                95-3436352
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

                                100 Rowland Way
                            Novato, California 94945
                                 (415) 893-7200
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                      Yes   x    No
                                          -----     -----

  As of May 31, 1996, 8,085,636 shares of the Registrant's common stock were outstanding.

================================================================================

                             INFERENCE CORPORATION

                                     Index

                                                                                        Page
                                                                                        ----
Part I     FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
             at April 30, 1996 and January 31, 1996 ....................................   3

           Condensed Consolidated Statements of Income
             for the Quarters Ended April 30, 1996 and 1995...........................     4

           Condensed Consolidated Statements of Cash Flows
             for the Quarters Ended April 30, 1996 and 1995.............................   5

           Notes to Condensed Consolidated Financial Statements ......................     6

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .......................................   8

Part II    OTHER INFORMATION

ITEM 1.    Legal Proceedings .........................................................    13

ITEM 2.    Changes in Securities .....................................................    13

ITEM 3.    Defaults upon Senior Securities............................................    13

ITEM 4.    Submission of Matters to a Vote of
             Security Holders...........................................................  13

ITEM 5.    Other Information..........................................................    13

ITEM 6.    Exhibits and Reports on Form 8-K...........................................    13


           Signature .................................................................    14

           Exhibit Index..............................................................    15

           Exhibit 10.43..............................................................    16

           Exhibit 11.................................................................    23

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                          April 30,     January 31,
                                            1996           1996
                                        -------------  -------------
                                          (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents............  $ 22,430,000   $ 18,619,000
 Short-term investments...............     3,707,000      7,314,000
 Accounts receivable, net.............     8,567,000      8,502,000
 Other current assets.................       681,000        719,000
                                        ------------   ------------
     Total current assets.............    35,385,000     35,154,000
Property and equipment, net...........     1,763,000      1,415,000
Other assets..........................       298,000        326,000
                                        ------------   ------------
                                        $ 37,446,000   $ 36,895,000
                                        ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................  $    981,000   $  1,508,000
 Accrued salaries and related items...     1,309,000      1,588,000
 Other accrued liabilities............     1,974,000      2,292,000
 Deferred revenue.....................     3,175,000      3,544,000
                                        ------------   ------------
     Total current liabilities........     7,439,000      8,932,000


Shareholders' equity:
 Common stock.........................    51,705,000     50,414,000
 Accumulated deficit..................   (21,698,000)   (22,451,000)
                                        ------------   ------------
     Total shareholders' equity.......    30,007,000     27,963,000
                                        ------------   ------------
                                        $ 37,446,000   $ 36,895,000
                                        ============   ============




                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                  Quarter Ended April 30,
                                                 ------------------------
                                              1996                      1995
                                          ------------              ------------

Revenues:
  Products..............................   $4,978,000                $2,953,000
  Services..............................    4,149,000                 2,671,000
                                           ----------                ----------
     Total revenues.....................    9,127,000                 5,624,000

Operating costs and expenses:
  Cost of product revenues..............      346,000                   239,000
  Cost of service revenues..............    2,474,000                 1,888,000
  Product development...................      711,000                   415,000
  Sales and marketing...................    4,230,000                 2,444,000
  General and administrative............      665,000                   280,000
                                           ----------                ----------
     Total operating costs and expenses.    8,426,000                 5,266,000
                                           ----------                ----------
Income from operations..................      701,000                   358,000
Non-employee stock option related             215,000                        --
 expenses...............................
Loss from divested Tools Business.......           --                   210,000
Interest (income) expense, net..........     (292,000)                   (6,000)
                                           ----------                ----------
Income before income taxes..............      778,000                   154,000
Provision for income taxes..............       25,000                        --
                                           ----------                ----------

Net income..............................   $  753,000                $  154,000
                                           ==========                ==========


Net income per share....................        $0.09                     $0.03
                                           ==========                ==========

Shares used in computing net income per     8,640,000                 6,056,000
 share..................................   ==========                ==========





                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                  Quarter Ended April 30,
                                                                  -----------------------
                                                                1996                   1995
                                                           ---------------        ----------------

Cash flows from operating activities:
Net income...............................................  $   753,000                $  154,000
Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization..........................      113,000                   351,000
  Changes in operating assets and
    liabilities:
     Accounts receivable.................................      (65,000)                  631,000
     Other current assets................................       38,000                  (222,000)
     Other assets........................................      (47,000)                   26,000
     Accounts payable....................................     (527,000)                  (79,000)
     Accrued salaries and related items..................     (279,000)                  (75,000)
     Other accrued liabilities...........................     (318,000)                  232,000
     Deferred revenue....................................     (369,000)                  467,000
                                                             ----------                ----------
Net cash provided (used) by operating activities..........    (701,000)                1,485,000

Cash flows from investing activities:
   Maturity of short-term investments....................    3,607,000                        --
   Purchases of short-term investments....................          --                        --
   Purchases of property and equipment....................    (386,000)                  (59,000)
   Software development costs capitalized.................          --                   (50,000)
                                                            -----------                ----------
   Net cash provided (used) by investing activities.......   3,221,000                  (109,000)

Cash flows from financing activities:
   Exercise of stock options and warrants................    1,291,000                    12,000
                                                           -----------                ----------
Net cash provided by financing activities................    1,291,000                    12,000
                                                           -----------                ----------

Net increase in cash.....................................    3,811,000                 1,388,000
Cash and cash equivalents at
 beginning of period.....................................   18,619,000                 3,023,000
                                                           -----------                ----------

Cash and cash equivalents at end of period..............   $22,430,000                $4,411,000
                                                           ===========                ===========
- ----------------------------------
Supplemental disclosure of cash flow information:
    Interest paid during the period......................  $    13,000                $    8,000
                                                           ===========                ==========
    Income taxes paid during the period..................  $    51,000                $       --
                                                           ===========                ==========




                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Organization and Basis of Presentation

 Organization

  Inference Corporation (the Company) is engaged in the design, development and marketing of software products for the customer support and service market. The Company offers maintenance, training and consulting services in support of its software.

 Basis of Presentation

  The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1996, included in the Annual Report on Form 10-K. The results of operations for the quarter ended April 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   Net Income Per Share

  Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included in the computation when dilutive (except that, pursuant to the Securities and Exchange Commission rules, the convertible preferred stock which converted into common stock in connection with the Company's initial public offering (effective June 29, 1995) is included as if converted at the original date of issuance even though inclusion may be anti-dilutive). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the assumed public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method at the initial public offering price of $11.00 per share for stock options and warrants and the if-converted method for convertible preferred stock).

                             INFERENCE CORPORATION

                                  (Unaudited)


3.   Non-Employee Stock Option Related Expenses

     During the quarter ended April 30, 1996, the Company incurred payroll-related taxes as a result of the exercise of non-qualified stock options held by former Inference employees. This one-time charge amounted to $215,000 and has been accounted for separate from operating income. In connection with these option exercises, the Company will be able to take a tax deduction of approximately $6,500,000 for compensation expense; this tax benefit, however, will be accounted for when utilized as an adjustment to shareholders' equity.


4.   Reorganization and Divestiture of Business Unit

  From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of the CBR Express family of products and associated services (''CBR'' or ''CBR Business''), and (ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise (''Tools'') and associated services (the ''Tools Business''). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective as of May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly-owned subsidiary (''Brightware'') of the Company and distributed all of the shares of such subsidiary to the Company's shareholders (the ''Spin-Off''). As part of the Spin-Off, the Company entered into an agreement (the ''Administrative Services Agreement'') with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. This agreement expired January 31, 1996. Additionally, the Company and Brightware have entered into distribution agreements, whereby each may resell certain of the other's products at standard rates, and certain other agreements.

    The results of operations for the quarter ended April 30, 1995 have been restated to give effect to the divestiture of the Tools Business. Revenues for the Tools Business for the quarter ended April 30, 1995 were $1,929,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background and History

   The Company was founded in 1979 to provide consulting services. In 1985, the Company made its first commercial shipment of a software application development tool (''ART''). From 1985 until May 1991, revenues of the Company were primarily derived from the sale of ART products and related consulting services. In May 1991, the Company commercially shipped its first customer service and support software product (''CBR'').

  From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of the CBR family of products and associated services (the ''CBR Business'') and
(ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise (''Tools'') and associated services (the ''Tools Business''). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly-owned subsidiary (''Brightware'') of the Company and distributed all of the shares of such subsidiary to the Company's shareholders (the ''Spin-Off''). As part of the Spin-Off, the Company entered into an agreement (the ''Administrative Services Agreement'') with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. This agreement expired January 31, 1996. Additionally, the Company and Brightware have entered into distribution agreements, whereby each may resell certain of the other's products at standard rates, and certain other agreements.


Additional Factors That May Affect Future Results

   The Company's future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the Company's ability to timely develop and produce commercially viable products, and the Company's ability to accurately anticipate customer demands and expectations.

   Although the Company has experienced significant percentage growth in revenues from the CBR Express product family (''CBR products''), the Company does not believe prior growth rates are indicative of the Company's future operating results. In addition, the Company expects increased competition and intends to invest significantly in its business. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. Due to the Company's limited operating history with respect to the CBR products, predictions as to future operating results are difficult. The Company's future operating results may fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry.

   The Company believes that its products are competitively priced with other products in the customer support market. However, the market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

   The Company intends to continue to hire a significant number of additional sales personnel in the future. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

   The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as they are received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. The Company's operating results may also fluctuate due to a variety of factors. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. All of the Company's license fees are non-recurring. Accordingly, license fees for any quarter are not indicative of future license fees.

   The Company's revenues historically have been higher in the fourth quarter of each fiscal year than in the first quarter of the following fiscal year. The Company believes that fourth quarter revenues are positively impacted by year-end capital purchases by some large corporate customers, as well as the Company's sales compensation plans. The Company expects that this will continue for the foreseeable future and may intensify depending upon the timing of new product introductions by the Company.

   Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in the highly dynamic computer software industry often results in significant volatility in the Company's stock price.

Quarter ended April 30, 1996 and April 30, 1995

 Revenues

  Product revenues increased from $2,953,000 in the quarter ended April 30, 1995 to $4,978,000 in the quarter ended April 30, 1996, representing a 69% increase. The Company believes this increase is a result of the market recognition of the importance of problem identification and resolution and the market acceptance of the CBR family of software products. Substantially all of the growth in CBR product revenues is due to higher unit sales volumes; the prices of the Company's CBR products have remained relatively constant. Product revenues represented 53% and 55% of total revenues for the quarters ended April 30, 1995 and April 30, 1996, respectively. International product revenues increased from $709,000 in the quarter ended April 30, 1995 to $1,713,000 in the quarter ended April 30, 1996, representing an 142% increase.

  Total service revenues increased from $2,671,000 in the quarter ended April 30, 1995 to $4,149,000 in the quarter ended April 30, 1996, representing a 55% increase. This increase is primarily the result of consulting projects which were initiated in connection with the closing of increased CBR product transactions, as discussed above. During the quarters ended April 30, 1995 and April 30, 1996, two customers, in the aggregate, accounted for 13% and 25% of service revenues, respectively. The Company believes that these customers will continue to represent a significant portion of service revenues for the remainder of this fiscal year. The loss of, or reduced demand for consulting services from these two customers or any of the Company's major services customers could have an adverse effect on the Company's results of operations. International service revenues decreased from $1,693,000 in the quarter ended April 30, 1995 to $1,593,000 in the quarter ended April 30, 1996 and represented 63% and 38% of total service revenues, respectively.

  Total international revenues increased from $2,402,000 in the quarter ended April 30, 1995 to $3,306,000 in the quarter ended April 30, 1996, representing a 38% increase. Total international revenues for the quarters ended April 30, 1995 and April 30, 1996 represented 43% and 36% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and manages 22 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

 Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, increased from $239,000 in the quarter ended April 30, 1995 to $346,000 in the quarter ended April 30, 1996, representing a 45% increase. The gross margin on product revenues was 92% and 93% for the quarters ended April 30, 1995 and April 30, 1996, respectively.

 Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, increased from $1,888,000 in the quarter ended April 30, 1995 to $2,474,000 in the quarter ended April 30, 1996, representing a 31% increase. The gross margin on service revenues was 29% and 40% for the quarters ended April 30, 1995 and April 30, 1996, respectively. The vastly improved gross margin on service revenues was primarily the result of the increased utilization of consulting services' employees and the increased renewal rate of maintenance for CBR products. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support. Due to the Company's reliance on lower margin service revenues, the Company's overall operating margins may be lower than those for software companies that do not derive such a significant percentage of their revenues from services. The Company anticipates hiring additional employees to handle the consulting and support demand, which could result in decreased gross margins on service revenues.

 Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of the CBR family of products. Product development expenditures, including amounts capitalized, increased from $465,000 in the quarter ended April 30, 1995 to $711,000 in the quarter ended April 30, 1996, representing a 53% increase. This increase is the result of the Company's strategy to invest in enhancing and further developing the CBR family of products. Product development expense as a percentage of revenues was 7% and 8% for the quarters ended April 30, 1995 and April 30, 1996, respectively. Capitalized software development costs were $50,000 and $0 for the quarters ended April 30, 1995 and April 30, 1996, respectively.

 Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense increased from $2,444,000 in the quarter ended April 30, 1995 to $4,230,000 in the quarter ended April 30, 1996, representing a 73% increase. This increase is primarily the result of the expansion of the Company's direct sales force and the marketing efforts that commenced in fiscal 1996 and have and are continuing into fiscal 1997. Sales and marketing expense as a percentage of revenues was 43% and 46% for the quarters ended April 30, 1995 and April 30, 1996, respectively.

 General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased from $280,000 in the quarter ended April 30, 1995 to $665,000 in the quarter ended April 30, 1996, representing a 138% increase. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's growth, both domestically and internationally and the costs of being a public company. General and administrative expense as a percentage of revenues was 5% and 7% for the quarters ended April 30, 1995 and April 30, 1996, respectively. The Company believes that its general and administrative expense will continue to increase in dollar amounts in the future as the Company expands its staffing to handle increased infrastructure requirements.

 Interest (Income) Expense, Net and Income Taxes

  Net interest income increased significantly from $6,000 in the quarter ended April 30, 1995 to $292,000 in the quarter ended April 30, 1996. This increase is attributable to the interest earned on the proceeds of the Company's initial public offering which was completed July 1995. The Company's provision for taxes in the quarter ended April 30, 1996 represented the accrual of foreign taxes and federal alternative minimum taxes. Federal and state taxes have not been significant as a result of available federal and state net operating loss carryforwards.


Liquidity and Capital Resources

  Cash and cash equivalents at April 30, 1996 amounted to $22,430,000, an increase of $3,811,000 since January 31, 1996. Working capital at April 30, 1996 was $27,946,000.

  Net cash used in operating activities amounted to $701,000 during the quarter ended April 30, 1996.

  Investing activities for the quarter ended April 30, 1996 included $386,000 for purchases of property and equipment, which was offset by the maturity of short-term investments which amounted to $3,607,000. The Company currently has no significant capital commitments for fiscal 1997.

  Cash provided by financing activities in the quarter ended April 30, 1996 amounted to $1,291,000 from the exercise of options and warrants to purchase common stock.

  The Company's international operations are principally transacted in British pounds and German marks. Translation into the Company's reporting currency, the U.S. dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's level of unhedged net assets denominated in currencies other than the functional currency has not exposed the Company to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates between the British pound and the German mark, and the U.S. dollar, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on the Company's financial position.

  The Company believes that existing cash balances, together with anticipated cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   Legal Proceedings

      None.

ITEM 2.   Changes in Securities

      None.

ITEM 3.   Defaults upon Senior Securities

      None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

      None.

ITEM 5.   Other Information

      As of May 17, 1996, Peter Price resigned as Senior Vice President of International Operations; subsequently, Christopher M. McKee was promoted to that position.

ITEM 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

          Exhibit
          Number                     Exhibit
          ------    -------------------------------------------

           10.43 Indemnification Agreement dated May 30, 1996 between the Company and Christopher M. McKee.

           11       Statement of Computation of Earnings Per Share.


      (b) Reports on Form 8-K

               None.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Inference Corporation



                                      /s/ WILLIAM D. GRIFFIN
                                      ----------------------
                                      William D. Griffin
                                      Senior Vice President,
                                      Chief Financial Officer
                                       and Secretary
                                      (Principal Financial and
                                      Accounting Officer)

                                      Dated:  June 4, 1996

                                 EXHIBIT INDEX



                                                                 Sequentially
 Exhibit                                                           Numbered
 Number                   Description of Exhibit                     Page
- ---------  ----------------------------------------------------  ------------

  10.43    Indemnification Agreement dated May 30, 1996 between
              the Company and Christopher M. McKee.                   16

  11       Statement of Computation of Earnings Per Share             23




                                 Exhibit 10.43
                                 -------------

                           INDEMNIFICATION AGREEMENT
                           -------------------------

              This Indemnification Agreement (this "Agreement") is made as of the 30th day of May 1996, between Inference Corporation, a California corporation (the "Company"), and Christopher M. McKee ("Indemnitee").


                                 BACKGROUND FACTS
                                 ----------------

              The Indemnitee currently is serving as a director and/or officer of the Company and the Company wishes the Indemnitee to continue in such capacity. Article VI of the Company's Restated Articles of Incorporation authorize the Company to indemnify Indemnitee to the full extent permitted by the laws of the State of California and to enter into binding agreements with Indemnitee to provide such indemnification. In order to induce the Indemnitee to continue to serve as a director and/or officer of the Company and in consideration of Indemnitee's continued service, the Company and the Indemnitee hereby agree as follows:

Section 1:  Definitions
- -----------------------

              As used in this Agreement:

              1.1  Proceeding.  The term "Proceeding" includes any threatened,
                   ----------
pending or completed action, suit or proceeding, any appeal therefrom and any inquiry or investigation, whether conducted by the Company or otherwise, that the Indemnitee in good faith believes might lead to the institution of any such action, suit or proceeding, whether brought by or in the right of the Company to procure a judgment in its favor or brought by any third party or otherwise and whether of a civil, criminal, administrative or investigative nature, in which the Indemnitee is or may be or may have been involved as a party or otherwise by reason of any action taken by Indemnitee or of any inaction on Indemnitee's part while acting as a director or officer of the Company, or while acting at the request of the Company as a director, officer, employee, partner, trustee or agent of any other corporation, partnership, joint venture, trust or other enterprise (as defined in Section 1.3, below), regardless of whether Indemnitee is acting or serving in any such capacity at the time any Expenses (as defined in Section 1.2, below) are incurred for which indemnification may be provided under this Agreement.

              1.2 Expenses. The term "Expenses" includes all costs, charges and
                  --------
 expenses actually and reasonably incurred by or on behalf of the Indemnitee in connection with any Proceeding, including, without limitation, attorneys' fees, disbursements and retainers, accounting and witness fees, travel and deposition costs, expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement by or on behalf of the Indemnitee, and any expenses of establishing a right to indemnification pursuant to this Agreement or otherwise, including reasonable compensation for time spent by the Indemnitee in connection with the investigation, defense or appeal of a Proceeding or action for indemnification for which Indemnitee is not otherwise compensated by the Company or any third party; provided, however, that the term "Expenses" shall not include (i) any judgments and fines and similar penalties against the Indemnitee or (ii) any expenses, amounts paid in settlement, attorneys' fees or disbursements, or any other costs whatsoever incurred in connection with any Proceeding insofar as such Proceeding is based on a violation by the Indemnitee of Section 16 of the Securities Exchange Act of 1934, as amended.

              1.3  Other Terms.  The term "other enterprise" includes employee
                   -----------
benefit plans; the term "fines" includes any excise tax assessed with respect to any employee benefit plan; the term "serving at the request of the Company" includes any service as a director, officer, employee or agent of the Company or any of its subsidiaries that imposes duties on, or involves services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interests of the participants and beneficiaries of any employee benefit plan shall be deemed to have acted in a manner "reasonably believed to be in the best interests" of the Company or any of its subsidiaries as such term is used in this Agreement.

Section 2:  General Right to Indemnification
- --------------------------------------------

              The Company shall indemnify the Indemnitee against Expenses, judgments and fines and other amounts actually and reasonably incurred in connection with any Proceedings to the full extent permitted by federal law and the laws of the State of California as from time to time in effect. Without limiting the generality of the foregoing, the Company shall also indemnify the Indemnitee in accordance with the provisions set forth below.

Section 3:  Proceedings Other than by or in the Right of the Company
- --------------------------------------------------------------------

              If the Indemnitee was or is a party or is threatened to be made a party to, or is otherwise involved in, any Proceeding (other than an action by or in the right of the Company to procure a judgment in its favor), the Company shall indemnify Indemnitee against all Expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with such Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in the best interests of the Company and, in the case of a criminal proceeding, had no reasonable cause to believe Indemnitee's conduct was unlawful. The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the Indemnitee did not act in good faith and in a manner the Indemnitee reasonably believed to be in the best interests of the Company or that the Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

Section 4:  Proceedings by or in the Right of the Company
- ---------------------------------------------------------

              If the Indemnitee was or is a party or is threatened to be made a party to, or is otherwise involved in, any Proceeding by or in the right of the Company to procure a judgment in its favor, the Company shall indemnify Indemnitee against all Expenses relating to the Proceeding if Indemnitee acted in good faith in a manner Indemnitee reasonably believed to be in the best interests of the Company and its shareholders; however, no indemnification shall be made with respect to any claim, issue or matter as to which Indemnitee shall have been adjudged to be liable to the Company in the performance of Indemnitee's duty to the Company and its shareholders unless the court in which such Proceeding is or was pending shall determine upon application that in view of all the circumstances of the case, Indemnitee is fairly and reasonably entitled to indemnity for Expenses, and then only to the extent that the court shall determine. In addition, no indemnification shall be made (i) with respect to amounts paid in settling or otherwise disposing of a pending action without court approval and (ii) with respect to Expenses incurred in defending a pending action which is settled or otherwise disposed of without court approval.

Section 5:  Indemnification for Expenses of Successful Party
- ------------------------------------------------------------

              Notwithstanding the other provisions of this Agreement, to the extent that Indemnitee has been successful on the merits in defense of any Proceeding or of any claim, issue or matter forming part of any Proceeding, Indemnitee shall be indemnified against Expenses actually and reasonably incurred by Indemnitee in connection therewith to the fullest extent permitted by applicable law.

Section 6:  Adverse Determination
- ---------------------------------

              Any indemnification under Sections 3 and 4 hereof shall be paid by the Company in accordance with Section 8 unless (i) a determination is made that indemnification is not proper because the Indemnitee has not met the applicable standard of conduct set forth in Sections 3 and 4, such a determination being made no later than the end of the thirty-day period set forth in Section 8.2 by any of the following: (a) a majority vote of a quorum consisting of directors who are not parties to such Proceeding, (b) if such a quorum of directors is not obtainable, a written opinion by independent legal counsel, (c) approval of the Company's shareholders with the shares owned by the Indemnitee not being entitled to vote thereon or (d) the court in which such Proceeding is or was pending, if such is the case, upon application made by the Company or the Indemnitee or the attorney or other person rendering services in connection with the defense, whether or not such application by the Indemnitee, attorney or other person is opposed by the Company; or (ii) with respect to indemnification under Section 4, the Indemnitee shall have been adjudged to be liable to the Company, and the court in which such Proceeding is or was pending has determined upon application that, in view of all the circumstances of the case, the Indemnitee is not entitled to indemnity.

Section 7:  Reliance on Books, Records and Other Information
- ------------------------------------------------------------

              The Indemnitee shall be presumed to have acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe Indemnitee's conduct was unlawful, if Indemnitee's action is or was based on the records or books of account of the Company (other than such records or such books of account which the Indemnitee prepared or was responsible for preparing) with respect to which the Indemnitee may be affected by a Proceeding, including financial statements, or on information supplied to Indemnitee by executive officers of the Company in the course of their duties, or on the written advice of legal counsel for the Company or on information or records given or reports made to the Company by an independent certified public accountant or by other expert selected with reasonable care by the Company. The provisions of this Section shall not be deemed exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met any applicable standard of conduct. For purposes of this Section 7, the term "Company" includes any other enterprise.

Section 8:  Procedure for Indemnification
- -----------------------------------------

              8.1  Advances.  Expenses to which an Indemnitee is entitled to
                   --------
indemnification under Sections 2, 3 and 4 shall be paid promptly by the Company in advance of any final disposition of the Proceeding upon receipt by the Company of written documentation of the Indemnitee's obligation to pay such Expenses; provided, however, that Indemnitee hereby undertakes to repay all amounts so advanced if it shall be determined ultimately that the Indemnitee is not entitled to be indemnified pursuant to this Agreement.

              8.2  Payment Within 30 Days.  After the final disposition of any
                   ----------------------
Proceeding, the Indemnitee may send to the Company a written request for indemnification, accompanied by written documentation of the Indemnitee's obligation to pay the Expenses, judgments and fines and similar penalties for which indemnification is requested. No later than 30 days following receipt by the Company of such request, the Company shall pay the Expenses, judgments and fines and similar penalties or reimburse the Indemnitee therefor (as the case may be) unless, during such 30-day period (i) the Company determines that the indemnification request is not permitted by the laws of the State of California then in effect, or (ii) with respect to indemnification under Sections 3 and 4, the adverse determination described in Section 6 is made.

              8.3  Actions to Enforce this Agreement.  In any action by the
                   ---------------------------------
Indemnitee to enforce this Agreement, the Company shall bear the burden of proving that any applicable standard of conduct has not been met by the Indemnitee. Neither the failure of the Company to have made the determination required pursuant to Section 6, nor any determination made pursuant to Section 6 shall create a presumption that the Indemnitee has or has not met any applicable standard of conduct.

Section 9:  Other Rights
- ------------------------

              The rights of the Indemnitee under this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may be entitled under any law (common or statutory), provision of the Company's Articles of Incorporation or Bylaws, vote of shareholders or Board of Directors of the Company or otherwise, both as to action in Indemnitee's official capacity and as to action in another capacity while holding such office or while employed by or acting as agent for the Company in any capacity.

Section 10:  Notice to the Company; Defense of Proceeding
- ---------------------------------------------------------

              10.1  Notice.  The Indemnitee shall, as a condition precedent to
                    ------
Indemnitee's right to indemnification hereunder, provide prompt written notice to the Company of any Proceeding in connection with which Indemnitee may assert a right to be indemnified under this Agreement. Such notice shall be deemed to have been provided if mailed by domestic certified mail, postage prepaid, to Inference Corporation, at 100 Rowland Way, Novato, California 94945 (or to such other address as the Company may specify in writing to the Indemnitee). Indemnitee shall give the Company such information and cooperation as it may reasonably require. The omission to so notify the Company will not relieve the Company from any liability which it may have to Indemnitee under this Agreement or otherwise.

              10.2    Defense of Proceeding.  With respect to any Proceeding:
                      ---------------------

              (i) The Company shall be entitled to participate in the Proceeding at its own expense.

              (ii) Except as otherwise provided below, the Company shall be entitled to assume the defense of such Proceeding, with counsel reasonably satisfactory to the Indemnitee, to the extent that it may wish. After notice from the Company to the Indemnitee of such assumption, during the Company's good faith active defense the Company shall not be liable to the Indemnitee under this Agreement for any Expenses subsequently incurred by Indemnitee in connection with such defense. The Indemnitee shall have the right to employ separate counsel in the Proceeding, but the fees and expenses of such counsel incurred after such assumption shall be at the expense of the Indemnitee, unless (a) such employment has been authorized in writing by the Company, or (b) the Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Company and the Indemnitee in the conduct of the defense of the Proceeding.

              (iii) The Company shall not be required to indemnify the Indemnitee under this Agreement for any amounts paid in settlement of any Proceeding effected without its prior written consent. If the Indemnitee does not promptly offer to settle a Proceeding on a basis that the Board of Directors has approved, the Company shall not be liable to pay any Expenses incurred thereafter in connection with that Proceeding.

              (iv) The Company shall not settle any Proceeding which would impose any penalty or limitation on the Indemnitee without the Indemnitee's written consent.

Section 11:  Claims Initiated by Indemnitee
- -------------------------------------------

              Any other provision herein to the contrary notwithstanding the Company shall not be obligated to indemnify or advance Expenses to Indemnitee with respect to Proceedings initiated or brought voluntarily by Indemnitee and not by way of defense, except with respect to Proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under Section 317 of the California Corporation Law, but such indemnification or advancement of Expenses may be provided by the Company in specific cases if the Board of Directors has approved the initiation or bringing of such Proceeding.

Section 12:  Miscellaneous
- --------------------------

              12.1 Amendments. This Agreement may be amended only by means of a
                   ----------
writing signed by both the Company and the Indemnitee.

              12.2 Retroactive Effect. This Agreement covers all Proceedings
                   ------------------
that either now have been or later may be commenced, including any Proceeding relating to any past act or omission of the Indemnitee that has not yet resulted in commencement or threat of a Proceeding.

              12.3 Savings Clause. Each provision of this Agreement is a
                   --------------
separate and distinct agreement, independent of all other provisions. If this Agreement or any such provision shall be deemed invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions shall not be affected or impaired in any way, and the Company shall nevertheless indemnify the Indemnitee as to Expenses, judgments and fines and similar penalties with respect to any Proceeding to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated and to the full extent permitted by applicable law. In the event of any whole or partial invalidation, illegality or unenforceability of this Agreement, there shall be added automatically to this Agreement a provision or provisions as similar to such invalid, illegal or unenforceable provision, both in terms and effect, as may be possible and be valid, legal and enforceable.

              12.4 Mutual Acknowledgment.  Both the Company and Indemnitee
                   ---------------------
acknowledge that in certain instances, federal law or applicable public policy may prohibit the Company from indemnifying Indemnitee under this Agreement or otherwise. Indemnitee understands and acknowledges that the Company has undertaken or may be required in the future to undertake to the Securities and Exchange Commission to submit the question of indemnification to a court in certain circumstances for a determination of the Company's right under public policy to indemnify Indemnitee.

              12.5 Successors and Assigns. This Agreement shall be binding on,
                   ----------------------
and inure to the benefit of, the successors and assigns of the Company, whether by operation of law or otherwise, and the estate, heirs and personal representatives of the Indemnitee.

              12.6 Governing Law. This Agreement shall be governed in all
                   -------------
respects, including validity, interpretation and effect, by the laws of this State of California.

              12.7 Merger Clause. Except for the Company's Restated Articles of
                   -------------
Incorporation and Restated Bylaws, this Agreement constitutes the entire understanding of the parties and supersedes all prior understandings and agreements, written or oral, between the parties with respect to the subject matter of this Agreement.

              12.8 No Duplication of Payments. The Company shall not be liable
                   --------------------------
under this Agreement to make any payment in connection with any claim made against the Indemnitee to the extent that the Indemnitee has otherwise received payment (under any insurance policy, Bylaw, or otherwise) of the amounts otherwise indemnifiable hereunder.

              12.9 Subrogation. In the event of payment under this Agreement,
                   -----------
the Company shall be subrogated to the extent of such payment to all of the rights of recovery of the Indemnitee, who shall execute all papers required and shall do everything that may be necessary or appropriate to enable the Company effectively to bring suit to enforce such rights.

              12.10 Counterparts. This Agreement may be executed in
                    ------------
counterparts, each of which shall be deemed an original, but all of which taken together shall constitute but one and the same instrument.

          IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                              INFERENCE CORPORATION
                                (a California corporation)


                              By:  /s/ Peter R. Tierney
                                   --------------------
                                   Peter R. Tierney
                                   Chief Executive Officer and President



                              INDEMNITEE

                                   /s/ Christopher M. McKee
                                   ------------------------
                                   Christopher M. McKee

                                   Exhibit 11
                                   ----------


                             INFERENCE CORPORATION

                 Statement of Computation of Earnings Per Share


                                                                 Quarter Ended April 30,
                                                                 -----------------------
                                                             1996                      1995
                                                          ----------               -------------
                                                                      (Unaudited)

Primary --

Average common shares outstanding.......................   7,809,015                  760,509
Effect of assumed conversion of preferred stock.........         --                 4,285,835
Options and warrants issued during twelve-
    month period prior to the initial public
    offering at an exercise price below the
    assumed public offering price in accordance
    with Staff Accounting Bulletin No. 83...............         --                   138,947
Net effect of dilutive options and warrants -
    based on the treasury stock method
    using average market price (1)......................    830,781                   870,831
                                                          ---------                ----------

                                                           8,639,796                6,056,122
                                                          ==========               ==========

Net income..............................................  $  753,000               $  154,000
                                                          ==========               ==========

Net income per share....................................  $     0.09                    $0.03
                                                          ==========               ==========

 _____________

(1) Application of the modified treasury stock method did not have a dilutive effect on net income per share.
