Form 10-Q
period 1996-07-31
INFERENCE CORP /CA/
filed 1996-08-26
CIK 945446

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended                   Commission File Number
       July 31, 1996                                     0-26334

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                             INFERENCE CORPORATION
             (Exact name of Registrant as specified in its charter)


             Delaware                                   95-3436352
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

    Yes   X    No
        -----    ------


As of August 20, 1996, there were 6,944,536 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

================================================================================

                             INFERENCE CORPORATION

                                     INDEX

                                                                                           PAGE
                                                                                           ----
PART I       FINANCIAL INFORMATION
- ------

ITEM 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
              at July 31, 1996 and January 31, 1996 ....................................      3

             Condensed Consolidated Statements of Income for the
              Three and Six Months Ended July 31, 1996 and 1995.........................      4

             Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended July 31, 1996 and 1995...........................      5

             Notes to Condensed Consolidated Financial Statements ......................      6

ITEM 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................................      8

PART II      OTHER INFORMATION

ITEM 1.      Legal Proceedings .........................................................     15

ITEM 2.      Changes in Securities .....................................................     15

ITEM 3.      Defaults upon Senior Securities............................................     15

ITEM 4.      Submission of Matters to a Vote of
              Security Holders..........................................................     15

ITEM 5.      Other Information..........................................................     16

ITEM 6.      Exhibits and Reports on Form 8-K...........................................     16

             Signature .................................................................     17

             Exhibit Index..............................................................     18

             Exhibit 10.44..............................................................     19

             Exhibit 11.................................................................     26

             Exhibit 27.................................................................     27

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                            JULY 31,       JANUARY 31,
                                              1996            1996
                                          ------------    ------------
ASSETS

Current assets:
 Cash and cash equivalents.............   $ 22,091,000    $ 18,619,000
 Short-term investments................      3,758,000       7,314,000
 Accounts receivable, net..............      9,924,000       8,502,000
 Other current assets..................      1,496,000         719,000
                                          ------------    ------------
     Total current assets..............     37,269,000      35,154,000
Property and equipment, net............      1,843,000       1,415,000
Other assets...........................        191,000         326,000
                                          ------------    ------------
                                          $ 39,303,000    $ 36,895,000
                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable......................   $    985,000    $  1,508,000
 Accrued salaries and related items....      1,531,000       1,588,000
 Other accrued liabilities.............      1,923,000       2,292,000
 Deferred revenue......................      3,622,000       3,544,000
                                          ------------    ------------
     Total current liabilities.........      8,061,000       8,932,000


Shareholders' equity:
 Common stock..........................         81,000      50,414,000
 Additional paid-in capital............     51,995,000              --
 Accumulated deficit...................    (20,834,000)    (22,451,000)
                                          ------------    ------------
     Total shareholders' equity........     31,242,000      27,963,000
                                          ------------    ------------
                                          $ 39,303,000    $ 36,895,000
                                          ============    ============


                            See accompanying notes.

                             INFERENCE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                            THREE MONTHS ENDED JULY 31,         SIX MONTHS ENDED JULY 31,
                                            ---------------------------       ----------------------------
                                                1996           1995               1996             1995
                                            ------------   ------------       -------------   ------------
REVENUES:
  Products............................       $5,503,000     $3,520,000         $10,481,000    $ 6,472,000
  Services............................        3,870,000      2,950,000           8,019,000      5,621,000
                                             ----------     ----------         -----------    -----------
     Total revenues...................        9,373,000      6,470,000          18,500,000     12,093,000

OPERATING COSTS AND EXPENSES:
  Cost of product revenues............          371,000        318,000             717,000        557,000
  Cost of service revenues............        2,380,000      1,833,000           4,854,000      3,721,000
  Product development.................          834,000        448,000           1,545,000        863,000
  Sales and marketing.................        4,200,000      2,838,000           8,430,000      5,206,000
  General and administrative..........          736,000        458,000           1,401,000        813,000
                                             ----------     ----------         -----------    -----------
     Total operating costs and
                 expenses.............        8,521,000      5,895,000          16,947,000     11,160,000
                                             ----------     ----------         -----------    -----------
Income from operations................          852,000        575,000           1,553,000        933,000
Costs of secondary offering...........          315,000             --             315,000             --
Non-employee stock option related
    expenses..........................               --             --             215,000             --
Loss from divested Tools Business.....               --             --                  --        210,000
Interest (income) expense, net........         (327,000)      (108,000)           (619,000)      (115,000)
                                            -----------     ----------         -----------    -----------
Income before income taxes............          864,000        683,000           1,642,000        838,000
Provision for income taxes............               --         25,000              25,000         25,000
                                             ----------     ----------         -----------    -----------

Net income............................       $  864,000     $  658,000         $ 1,617,000    $   813,000
                                             ==========     ==========         ===========    ===========

Net income per share..................            $0.10          $0.10               $0.19          $0.13
                                             ==========     ==========         ===========    ===========

Shares used in computing net income
    per share.........................        8,780,000      6,865,000           8,692,000      6,458,000
                                             ==========     ==========         ===========    ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                 SIX MONTHS ENDED JULY 31,
                                               -----------------------------
                                                   1996             1995
                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................   $ 1,617,000     $   813,000
  Adjustments to reconcile net income to
   net cash provided (used) by
    operating activities:
  Depreciation and amortization..............       388,000         527,000
  Changes in operating assets and
    liabilities:
     Accounts receivable.....................    (1,422,000)        219,000
     Other current assets....................      (777,000)       (356,000)
     Other assets............................       (15,000)        (16,000)
     Accounts payable........................      (523,000)        308,000
     Accrued salaries and related items......       (57,000)        (31,000)
     Other accrued liabilities...............      (369,000)        257,000
     Deferred revenue........................        78,000       1,051,000
                                                -----------     -----------
  Net cash provided (used) by operating
   activities................................    (1,080,000)      2,772,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of short-term investments.........     3,607,000              --
  Purchases of short-term investments........       (51,000)             --
  Cash contributed to divested Tools
   Business..................................            --      (1,683,000)
  Purchases of property and equipment........      (666,000)       (143,000)
  Software development costs capitalized.....            --         (50,000)
                                                -----------     -----------
  Net cash provided (used) by investing
   activities................................     2,890,000      (1,876,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and warrants.....     1,662,000         112,000
  Proceeds from common stock offering........            --      20,114,000
                                                -----------     -----------
  Net cash provided by financing
   activities................................     1,662,000      20,226,000
                                                -----------     -----------
  Net increase in cash and cash
   equivalents...............................     3,472,000      21,122,000
  Cash and cash equivalents at
   beginning of period.......................    18,619,000       3,023,000
                                                -----------     -----------
  Cash and cash equivalents at end of
   period....................................   $22,091,000     $24,145,000
                                                ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid during the period............   $    19,000     $     8,000
                                                ===========     ===========
  Income taxes paid during the period........   $    56,000     $    18,000
                                                ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 ACTIVITIES:
  Conversion of convertible preferred
   stock to common stock.....................   $        --     $28,816,000
                                                ===========     ===========

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1996, included in the Annual Report on Form 10-K. The results of operations for the three or six months ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive.

3.   REORGANIZATION AND DIVESTITURE OF BUSINESS UNIT

  From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of the CBR Express family of products and associated services ("CBR" or "CBR Business"), and (ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise
("Tools") and associated services (the "Tools Business"). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective as of May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly-owned subsidiary ("Brightware") of the Company and distributed all of the shares of such subsidiary to the Company's shareholders (the "Spin-Off").
As part of the Spin-Off, the Company entered into an agreement (the "Administrative Services Agreement") with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. This agreement expired January 31, 1996.

                             INFERENCE CORPORATION

                                  (UNAUDITED)

4.   NON-EMPLOYEE STOCK OPTION RELATED EXPENSES

  During the three months ended April 30, 1996, the Company incurred payroll-related taxes as a result of the exercise of non-qualified stock options held by former Inference employees. This one-time charge amounted to $215,000 and has been accounted for separate from operating income. In connection with these option exercises, the Company will be able to take a tax deduction, if and when adequate taxable income is earned, of approximately $7,500,000 for compensation expense; this tax benefit, however, will be accounted for when utilized as an adjustment to shareholders' equity.

5.   OTHER EVENTS

Reincorporation in Delaware

  In May 1996, the Company's Board of Directors approved the reincorporation of the Company in Delaware. The reincorporation was approved by the Company's stockholders in July 1996; however, this change has not been reflected in the accompanying consolidated financial statements. The Company's authorized capital stock is as follows: 15,000,000 shares of Class A Common Stock, par value $0.01 per share; 2,000,000 shares of Class B Common Stock, par value $0.01 per share; and 2,000,000 shares of Preferred Stock, par value $0.01 per share.

Employee Stock Purchase Plan

  The Inference Corporation Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors on February 14, 1996 and approved by the Company's stockholders in July 1996. A total of 500,000 shares of Class A Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Class A Common Stock on the first day or the last day of each purchase period.

Sale of Investment

  In July 1996, the Company agreed to sell its minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 ("Investment Amount") pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. The Company's gain on this transaction will be recorded when the Company receives the Investment Amount, expected to be on or around July 31, 1997, in common stock of Quarterdeck or cash, at the option of Quarterdeck. Prior to this transaction, the Company sold a royalty-free technology license to Limbex in return for approximately $600,000 of Limbex common stock, which was subsequently converted into Quarterdeck common stock in connection with the acquisition of Limbex. The sale of the technology license to Limbex was recorded as product revenue and the Limbex common stock received has been reported in other current assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Because such forward-looking statements are subject to certain risks, trends and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

  The Company was founded in 1979 to provide consulting services. In 1985, the Company made its first commercial shipment of a software application development tool ("ART"). From 1985 until May 1991, revenues of the Company were primarily derived from the sale of ART products and related consulting services. In May 1991, the Company commercially shipped its first CBR product.

  From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of CBR products and associated services (the "CBR Business"); and (ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise ("Tools") and associated services (the "Tools Business"). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly-owned subsidiary ("Brightware") of the Company and distributed all of the shares of such subsidiary to the Company's stockholders (the "Spin-Off"). As part of the Spin-Off, the Company entered into an agreement with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. This agreement expired on January 31, 1996. The amount received for these services was $760,000.

  The Company's revenues are derived principally from two sources: (i) fees for licenses of the Company's software products and technology and (ii) fees for consulting services, maintenance (technical support and upgrades of software products) and training. Revenues from software licenses are generally recognized upon shipment, unless the Company has significant future obligations to the customer, in which case revenues are recognized when such obligations are satisfied. Revenues from consulting and training are recognized as the related services are performed, and maintenance revenues are deferred and recognized over the term of the Company's maintenance contracts, typically one year.

  Although the Company has experienced significant growth in revenues from its CBR products, the Company does not believe prior growth rates are indicative of the Company's future operating results. In addition, the Company expects increased competition and intends to invest significantly in its business. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis. The Company's future operating results are difficult to predict and may fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry.

  The Company believes that its products are competitively priced with other products in the customer interaction systems market. However, the market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales.

  The Company intends to hire additional sales personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. If the Company is unable to hire such personnel on a timely basis, the Company's business, operating results and financial condition could be adversely affected.

  The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as they are received and as a result typically has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. The Company's operating results may also fluctuate due to a variety of factors. Because the Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. All of the Company's license fees are non-recurring. Accordingly, license fees for any quarter are not indicative of future license fees. The Company's revenues historically have been higher in the fourth quarter of each fiscal year than in the first quarter of the following fiscal year. The Company believes that fourth quarter product revenues are positively impacted by year-end capital purchases by some large corporate customers, as well as the Company's sales compensation plans. The Company expects that this will continue for the foreseeable future and may intensify depending upon the timing of new product introductions by the Company.

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

THREE MONTHS ENDED JULY 31, 1995 AND JULY 31, 1996

Revenues

  Product revenues increased from $3,520,000 in the three months ended July 31, 1995 to $5,503,000 in the three months ended July 31, 1996, representing a 56% increase. The Company believes this increase was a result of the continued market acceptance of CBR products. Substantially all of the growth in revenues from CBR products is due to higher unit sales volumes; the prices of the Company's CBR products have remained relatively constant. Product revenues represented 54% and 59% of total revenues for the three months ended July 31, 1995 and July 31, 1996, respectively.

  North American product revenues increased from $2,371,000 in the three months ended July 31, 1995 to $3,827,000 in the three months ended July 31, 1996, representing a 61% increase. International product revenues increased from $1,149,000 in the three months ended July 31, 1995 to $1,676,000 in the three months ended July 31, 1996, representing a 46% increase.

  Total service revenues increased from $2,950,000 in the three months ended July 31, 1995 to $3,870,000 in the three months ended July 31, 1996, representing a 31% increase. This increase is primarily the result of consulting projects which were initiated in connection with the closing of increased CBR product transactions, as discussed above. During the three months ended July 31, 1995 and July 31, 1996, two customers, in the aggregate, accounted for 10% and 20% of service revenues, respectively. The loss of, or reduced demand for consulting services from any of the Company's major services customers could have an adverse effect on the Company's results of operations.

  North American service revenues increased from $1,350,000 in the three months ended July 31, 1995 to $2,348,000 in the three months ended July 31, 1996, representing a 74% increase. International service revenues decreased from $1,600,000 in the three months ended July 31, 1995 to $1,522,000 in the three months ended July 31, 1996, representing a 5% decrease. This decrease is the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line. In addition, a major international consulting customer, who accounted for 6% of service revenues in the three months ended July 31, 1996, has terminated its contract with the Company. Because of the loss of this major customer and the continuing transition of the international consulting business, the Company anticipates that service revenues will show little, if any, growth over the next six months.

  Total North American revenues increased from $3,721,000 in the three months ended July 31, 1995 to $6,175,000 in the three months ended July 31, 1996, representing a 66% increase. Total international revenues increased from $2,749,000 in the three months ended July 31, 1995 to $3,198,000 in the three months ended July 31, 1996, representing a 16% increase. Total international revenues for the three months ended July 31, 1995 and July 31, 1996 represented 42% and 34% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and manages 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, increased from $318,000 in the three months ended July 31, 1995 to $371,000 in the three months ended July 31, 1996, representing a 17% increase. The gross margin on product revenues was 91% and 93% for the three months ended July 31, 1995 and July 31, 1996, respectively.

Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, increased from $1,833,000 in the three months ended July 31, 1995 to $2,380,000 in the three months ended July 31, 1996, representing a 30% increase. The gross margin on service revenues was 38% for the three months ended July 31, 1995 and July 31, 1996. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of CBR products. Product development expenditures increased from $448,000 in the three months ended July 31, 1995 to $834,000 in the three months ended July 31, 1996, representing a 86% increase. This increase is the result of the Company's strategy to invest in enhancing and further developing CBR products. Product development expense as a percentage of revenues was 7% and 9% for the three months ended July 31, 1995 and July 31, 1996, respectively. There were no capitalized software development costs in the three months ended July 31, 1995 and July 31, 1996.

Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense increased from $2,838,000 in the three months ended July 31, 1995 to $4,200,000 in the three months ended July 31, 1996, representing a 48% increase. This increase is primarily the result of the expansion of the Company's direct sales force and the marketing efforts that commenced in fiscal 1996 and has continued into fiscal 1997. Sales and marketing expense as a percentage of revenues was 44% and 45% for the three months ended July 31, 1995 and July 31, 1996, respectively.

General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased from $458,000 in the three months ended July 31, 1995 to $736,000 in the three months ended July 31, 1996, representing a 61% increase. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's growth, both domestically and internationally, and the costs of being a public company. General and administrative expense as a percentage of revenues was 7% and 8% for the three months ended July 31, 1995 and July 31, 1996, respectively.

Net Interest Income and Income Taxes

  Net interest income increased from $108,000 in the three months ended July 31, 1995 to $327,000 in the three months ended July 31, 1996. This increase is attributable to the interest earned on the proceeds of the Company's initial public offering which closed in July 1995. The Company's provision for taxes in the three months ended July 31, 1995 represented the accrual of foreign taxes and federal alternative minimum taxes and no provision for taxes was recorded in the three months ended July 31, 1996. Federal and state taxes have not been significant as a result of available federal and state net operating loss carryforwards.


SIX MONTHS ENDED JULY 31, 1995 AND JULY 31, 1996

Revenues

  Product revenues increased from $6,472,000 in the six months ended July 31, 1995 to $10,481,000 in the six months ended July 31, 1996, representing a 62% increase. The Company believes this increase was a result of the continued market acceptance of CBR products. Substantially all of the growth in revenues from CBR products is due to higher unit sales volumes; the prices of the Company's CBR products have remained relatively constant. Product revenues represented 54% and 57% of total revenues for the six months ended July 31, 1995 and July 31, 1996, respectively.

  North American product revenues increased from $4,614,000 in the six months ended July 31, 1995 to $7,092,000 in the six months ended July 31, 1996, representing a 54% increase. International product revenues increased from $1,858,000 in the six months ended July 31, 1995 to $3,389,000 in the six months ended July 31, 1996, representing a 82% increase.

  Total service revenues increased from $5,621,000 in the six months ended July 31, 1995 to $8,019,000 in the six months ended July 31, 1996, representing a 43% increase. This increase is primarily the result of consulting projects which were initiated in connection with the closing of increased CBR product transactions, as discussed above. During the six months ended July 31, 1995 and July 31, 1996, two customers, in the aggregate, accounted for 14% and 26% of service revenues, respectively. The loss of, or reduced demand for consulting services from any of the Company's major services customers could have an adverse effect on the Company's results of operations.

  North American service revenues increased from $2,328,000 in the six months ended July 31, 1995 to $4,904,000 in the six months ended July 31, 1996, representing a 111% increase. International service revenues decreased from $3,293,000 in the six months ended July 31, 1995 to $3,115,000 in the six months ended July 31, 1996, representing a 5% decrease. This decrease is the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line. In addition, a major international consulting customer, who accounted for 7% of service revenues in the six months ended July 31, 1996, has terminated its contract with the Company.

  Total North American revenues increased from $6,942,000 in the six months ended July 31, 1995 to $11,995,000 in the six months ended July 31, 1996, representing a 73% increase. Total international revenues increased from $5,151,000 in the six months ended July 31, 1995 to $6,505,000 in the six months ended July 31, 1996, representing a 26% increase. Total international revenues for the six months ended July 31, 1995 and July 31, 1996 represented 43% and 35% of total revenues, respectively.

Cost of Product Revenues

  Cost of product revenues increased from $557,000 in the six months ended July 31, 1995 to $717,000 in the six months ended July 31, 1996, representing a 29% increase. The gross margin on product revenues was 91% and 93% for the six months ended July 31, 1995 and July 31, 1996, respectively.

Cost of Service Revenues

  Cost of service revenues increased from $3,721,000 in the six months ended July 31, 1995 to $4,854,000 in the six months ended July 31, 1996, representing a 30% increase. The gross margin on service revenues was 34% and 39% for the six months ended July 31, 1995 and July 31, 1996, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

Product Development

  Product development expenditures, including amounts capitalized, increased from $913,000 in the six months ended July 31, 1995 to $1,545,000 in the six months ended July 31, 1996, representing a 69% increase. This increase is the result of the Company's strategy to invest in enhancing and further developing CBR products. Product development expense as a percentage of revenues was 7% and 8% for the six months ended July 31, 1995 and July 31, 1996, respectively. Capitalized software development costs amounted to $50,000 and $0 in the six months ended July 31, 1995 and July 31, 1996, respectively.

Sales and Marketing

  Sales and marketing expense increased from $5,206,000 in the six months ended July 31, 1995 to $8,430,000 in the six months ended July 31, 1996, representing a 62% increase. This increase is primarily the result of the expansion of the Company's direct sales force and the marketing efforts that commenced in fiscal 1996 and have continued into fiscal 1997. Sales and marketing expense as a percentage of revenues was 43% and 46% for the six months ended July 31, 1995 and July 31, 1996, respectively.

General and Administrative

  General and administrative expense increased from $813,000 in the six months ended July 31, 1995 to $1,401,000 in the six months ended July 31, 1996, representing a 72% increase. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's growth, both domestically and internationally, and the costs of being a public company. General and administrative expense as a percentage of revenues was 7% and 8% for the six months ended July 31, 1995 and July 31, 1996, respectively.

Net Interest Income and Income Taxes

  Net interest income increased from $115,000 in the six months ended July 31, 1995 to $619,000 in the six months ended July 31, 1996. This increase is attributable to the interest earned on the proceeds of the Company's initial public offering which closed in July 1995. The Company's provision for taxes in the six months ended July 31, 1995 and July 31, 1996 represented the accrual of foreign taxes and federal alternative minimum taxes. Federal and state taxes have not been significant as a result of available federal and state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at July 31, 1996 were $22,091,000, an increase of $3,472,000 since January 31, 1996. Working capital at July 31, 1996 was $29,208,000. In July 1995, the Company completed its initial public offering of 2,130,000 shares of Class A Common Stock. The Company received net proceeds of approximately $20 million after deducting expenses and underwriting discounts and commissions. Net cash used in operating activities amounted to $1,080,000 during the six months ended July 31, 1996.

  Investing activities for the six months ended July 31, 1996 included $666,000 for purchases of property and equipment and $51,000 for purchases of short-term investments, both of which were offset by the maturity of short-term investments which amounted to $3,607,000. The Company currently has no significant capital commitments for fiscal 1997.

  Cash provided by financing activities in the six months ended July 31, 1996 amounted to $1,662,000 from the exercise of options and warrants to purchase common stock.

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

   See paragraph (b) of Item 6 below.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 (a) On July 2, 1996, the Company's 1996 annual meeting of shareholders ("Annual Meeting") was held.

 (b) The shareholders approved the election of all of the nominees for the Board of Directors. The following nominees received the number of votes set forth below opposite their respective names:

            NOMINEE            FOR      WITHHELD
       ------------------   ---------   --------
       Peter R. Tierney     6,119,188      3,006
       Dean O. Allen        6,118,794      3,400
       C. Scott Gibson      6,119,284      2,900
       Anthony Sun          6,119,294      2,900
       Eric Herr            6,118,994      3,200
       William D. Griffin   6,118,794      3,400

 (c) In addition to the election of directors, the following matters were voted upon at the Annual Meeting:

     1. The ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 1997.

     2. The approval of the Company's Employee Stock Purchase Plan ("ESPP") and the reservation of 500,000 shares of Class A Common Stock ("Common Stock") for issuance thereunder.

     3. The approval of the amendments to the Company's Amended and Restated 1993 Stock Option Plan ("Option Plan") to increase the number of shares of Common Stock available for issuance thereunder by 500,000 and to provide for accelerated vesting of options in certain events or at the discretion of the Board of Directors.

     4. The approval of the reincorporation of the Company in the State of Delaware.

  The voting for these proposals was as follows:

                                                                             Broker
                                             For       Against    Abstain   Non-Votes
                                          ---------   ---------   -------   ---------
 1.  Ratification of Accountants          6,118,646       1,328     2,220          --
 2.  Approval of ESPP                     4,633,737   1,470,331     5,209      12,917
 3.  Approval of amendments
          to the Option Plan              3,509,880   1,141,809     5,183   1,465,322
 4.  Approval of the Reincorporation      3,476,699     907,882     2,400   1,735,213


ITEM 5.   Other Information

 As of July 2, 1996, Alan Patty resigned as Senior Vice President of North American Operations; subsequently, James L. Fitzsimmons was promoted to that position.

ITEM 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits required by Item 601 of Regulation S-K

          Exhibit
          Number     Exhibit
          -------    -------

           10.44 Indemnification Agreement dated July 31, 1996 between the Company and James L. Fitzsimmons.

            11       Statement of Computation of Earnings Per Share.

            27       Financial Data Schedule.


 (b) Reports on Form 8-K

     On July 17, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on July 8, 1996, the reincorporation of Inference Corporation, a California corporation (Inference-California), into the State of Delaware was effected, pursuant to a merger of Inference-California with and into INFR, Inc., a wholly-owned subsidiary of Inference-California and a Delaware corporation ("Inference-Delaware"). Inference-Delaware was the surviving corporation in the merger and changed its corporate name from INFR, Inc. to Inference Corporation. Each outstanding share of Inference-California Common Stock, no par value, was automatically converted into one share of Inference-Delaware Common Stock, $0.01 par value. For a discussion of the changes to the shares of Inference-California pursuant to the reincorporation, see the Company's Proxy Statement filed with the Securities and Exchange Commission on May 23, 1996. In addition, the Company reported on such Form 8-K that the ESPP and the amendments to the Option Plan had been approved at the Annual Meeting.

                                   SIGNATURE


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                 INFERENCE CORPORATION



                                 /s/ WILLIAM D. GRIFFIN
                                 ------------------------------
                                 WILLIAM D. GRIFFIN
                                 SENIOR VICE PRESIDENT,
                                 CHIEF FINANCIAL OFFICER
                                  AND SECRETARY
                                 (Principal Financial and Accounting Officer)

                                 Dated:  August 23, 1996

                                 EXHIBIT INDEX


                                                              Sequentially
           Exhibit                                              Numbered
           Number            Description of Exhibit               Page
           -------     ----------------------------------     ------------
            10.44      Indemnification Agreement dated
                       July 31, 1996 between
                       the Company and James L.
                       Fitzsimmons.                                19

             11        Statement of Computation of
                       Earnings Per Share                          26

             27        Financial Data Schedule                     27
