Form 10-Q
period 1996-10-31
INFERENCE CORP /CA/
filed 1996-11-27
CIK 945446

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended                           Commission File Number
      October 31, 1996                                          0-26334

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


As of November 25, 1996, there were 7,056,884 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

================================================================================

                             INFERENCE CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I                                FINANCIAL INFORMATION
ITEM 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
            at October 31, 1996 and January 31, 1996...................................    3

           Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended
            October 31, 1996 and 1995..................................................    4

           Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended October 31, 1996
            and 1995...................................................................    5

           Notes to Condensed Consolidated Financial Statements .......................    6

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations .......................................    8

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings ..........................................................   15

ITEM 2.    Changes in Securities ......................................................   15

ITEM 3.    Defaults upon Senior Securities.............................................   15

ITEM 4.    Submission of Matters to a Vote of
            Security Holders...........................................................   15

ITEM 5.    Other Information...........................................................   15

ITEM 6.    Exhibits and Reports on Form 8-K............................................   15


           Signature ..................................................................   16

           Exhibit Index...............................................................   17

           Exhibit 11..................................................................   18



                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                         OCTOBER 31,    JANUARY 31,
                                            1996           1996
                                        -------------  -------------

ASSETS

Current assets:
 Cash and cash equivalents............  $ 26,214,000   $ 18,619,000
 Short-term investments...............            --      7,314,000
 Accounts receivable, net.............     9,329,000      8,502,000
 Other current assets.................     1,350,000        719,000
                                        ------------   ------------
     Total current assets.............    36,893,000     35,154,000
Property and equipment, net...........     1,981,000      1,415,000
Other assets..........................       121,000        326,000
                                        ------------   ------------
                                        $ 38,995,000   $ 36,895,000
                                        ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................  $    815,000   $  1,508,000
 Accrued salaries and related items...     1,586,000      1,588,000
 Other accrued liabilities............     2,151,000      2,292,000
 Deferred revenue.....................     3,681,000      3,544,000
                                        ------------   ------------
     Total current liabilities........     8,233,000      8,932,000


Shareholders' equity:
 Common stock.........................        82,000     50,414,000
 Additional paid-in capital...........    52,357,000             --
 Accumulated deficit..................   (21,677,000)   (22,451,000)
                                        ------------   ------------
     Total shareholders' equity.......    30,762,000     27,963,000
                                        ------------   ------------
                                        $ 38,995,000   $ 36,895,000
                                        ============   ============




                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                       THREE MONTHS ENDED OCTOBER 31,   NINE MONTHS ENDED OCTOBER 31,
                                       ------------------------------  -------------------------------
                                            1996            1995            1996             1995
                                       --------------  --------------  ---------------  --------------

REVENUES:
  Products...........................    $ 3,454,000      $4,340,000      $13,935,000     $10,812,000
  Services...........................      4,015,000       3,321,000       12,034,000       8,942,000
                                         -----------      ----------      -----------     -----------
     Total revenues..................      7,469,000       7,661,000       25,969,000      19,754,000

OPERATING COSTS AND EXPENSES:
  Cost of product revenues...........        318,000         449,000        1,034,000       1,006,000
  Cost of service revenues...........      2,374,000       1,917,000        7,229,000       5,638,000
  Product development................        962,000         573,000        2,507,000       1,435,000
  Sales and marketing................      4,334,000       3,372,000       12,764,000       8,579,000
  General and administrative.........        755,000         496,000        2,156,000       1,309,000
                                         -----------      ----------      -----------     -----------
     Total operating costs and
                 expenses............      8,743,000       6,807,000       25,690,000      17,967,000
                                         -----------      ----------      -----------     -----------
Income (loss)from operations.........     (1,274,000)        854,000          279,000       1,787,000
Costs of secondary offering..........        (74,000)             --          241,000              --
Non-employee stock option related
    expenses.........................             --              --          215,000              --
Loss from divested Tools Business....             --              --               --         210,000
Other (income) expense, net..........       (357,000)       (336,000)        (976,000)       (451,000)
                                         -----------      ----------      -----------     -----------
Income (loss)before income taxes.....       (843,000)      1,190,000          799,000       2,028,000
Provision for income taxes...........             --          80,000           25,000         105,000
                                         -----------      ----------      -----------     -----------

Net income (loss)....................    $  (843,000)     $1,110,000      $   774,000     $ 1,923,000
                                         ===========      ==========      ===========     ===========

Net income (loss) per share..........       ($  0.10)          $0.13            $0.09           $0.27
                                         ===========      ==========      ===========     ===========

Shares used in computing net income
    (loss) per share ................      8,176,000       8,538,000        8,689,000       7,097,000
                                          ==========      ==========      ===========     ===========




                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                           NINE MONTHS ENDED OCTOBER 31,
                                          -------------------------------
                                                 1996           1995
                                             -------------  -------------

Cash flows from operating activities:
 Net income..............................     $   774,000    $ 1,923,000
 Adjustments to reconcile net income to
   net cash provided (used) by
    operating activities:
  Depreciation and amortization..........         649,000        758,000
  Changes in operating assets and
    liabilities:
     Accounts receivable.................        (827,000)      (319,000)
     Other current assets................        (631,000)      (453,000)
     Other assets........................           5,000         56,000
     Accounts payable....................        (693,000)         2,000
     Accrued salaries and related items..          (2,000)        12,000
     Other accrued liabilities...........        (141,000)       495,000
     Deferred revenue....................         137,000      1,284,000
                                              -----------    -----------
Net cash provided (used) by operating
 activities..............................        (729,000)     3,758,000

Cash flows from investing activities:
 Maturity of short-term investments......       7,314,000             --
 Purchases of short-term investments.....              --             --
 Cash contributed to divested Tools
  Business...............................              --     (1,684,000)
 Purchases of property and equipment.....      (1,015,000)      (614,000)
 Software development costs capitalized..              --        (50,000)
                                              -----------    -----------
 Net cash provided (used) by investing
  activities.............................       6,299,000     (2,348,000)

Cash flows from financing activities:
 Exercise of stock options and warrants..       2,025,000        167,000
 Proceeds from common stock offering.....              --     20,114,000
                                              -----------    -----------
 Net cash provided by financing
  activities.............................       2,025,000     20,281,000
                                              -----------    -----------

Net increase in cash and cash
 equivalents.............................       7,595,000     21,691,000
Cash and cash equivalents at
 beginning of period.....................      18,619,000      3,023,000
                                              -----------    -----------
Cash and cash equivalents at end of
 period..................................     $26,214,000    $24,714,000
                                              ===========    ===========
________________________

Supplemental disclosure of cash flow
 information:
  Interest paid during the period........     $    20,000    $    25,000
                                              ===========    ===========
  Income taxes paid during the period....     $    79,000    $    43,000
                                              ===========    ===========
Supplemental disclosure of non-cash
 financing activities:
  Conversion of convertible preferred
   stock to common stock.................     $        --    $28,816,000
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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1996, included in the Annual Report on Form 10-K. The results of operations for the three or nine months ended October 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   NET INCOME (LOSS) PER SHARE

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

5.   OTHER EVENTS

  Reincorporation in Delaware

  In May 1996, the Company's Board of Directors approved the reincorporation of the Company in Delaware. The reincorporation was approved by the Company's stockholders in July 1996. The Company's authorized capital stock is as follows:
15,000,000 shares of Class A Common Stock, par value $0.01 per share; 2,000,000 shares of Class B Common Stock, par value $0.01 per share; and 2,000,000 shares of Preferred Stock, par value $0.01 per share.

  Employee Stock Purchase Plan

  The Inference Corporation Employee Stock Purchase Plan (the "Purchase
Plan") was adopted by the Company's Board of Directors on February 14, 1996 and approved by the Company's stockholders in July 1996. A total of 500,000 shares of Class A Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Class A Common Stock at 85% of the lower of the fair market value of the Company's Class A Common Stock on the first day or the last day of each purchase period.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

  The Company's revenues are derived principally from two sources: (i) fees for licenses of the Company's software products and technology and (ii) fees for consulting services, maintenance (technical support and upgrades of software products) and training. Revenues from software licenses are generally recognized upon shipment, unless the Company has significant future obligations to the customer, in which case revenues are recognized when such obligations are satisfied. Revenues from consulting and training are recognized as the related services are performed, and maintenance revenues are deferred and recognized ratably over the term of the Company's maintenance contracts, typically one year.

  The Company expects increased competition and intends to invest significantly in its business. As a result, there can be no assurance that the Company can achieve or maintain profitablity on a quarterly or annual basis. The Company's future operating results are difficult to predict and may fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry.

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

  Quarterly Overview

  In the quarter ended October 31, 1996, the Company did not meet its planned operating results, which included a year over year decline on a quarterly basis in product revenues, both in North America and internationally. The Company attributes this decline in product revenues to several factors, including but not limited to: a) channel conflicts in the Company's sales distribution model - moving from a direct sales model to a partnering and reseller strategy; b) lower productivity by the sales organization in certain geographic areas; c) impact on the sales organizations from the resignations of the Company's Senior Vice Presidents of North American Operations and International Operations in the second quarter; and d) the increased competitive environment in which the Company operates. The Company plans to address these issues with certain marketing initiatives and adjustments to the product distribution model. Crisp execution of these initiatives will be vital to realizing the Company's financial goals.

THREE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1996

  Revenues

  Product revenues decreased from $4,340,000 in the three months ended
October 31, 1995 to $3,454,000 in the three months ended October 31, 1996, representing a 20% decrease. The decline in revenues from products was due to lower unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 57% and 46% of total revenues for the three months ended October 31, 1995 and October 31, 1996, respectively.

  North American product revenues decreased from $1,915,000 in the three months ended October 31, 1995 to $1,392,000 in the three months ended October 31, 1996, representing a 27% decrease. International product revenues decreased from $2,425,000 in the three months ended October 31, 1995 to $2,062,000 in the three months ended October 31, 1996, representing a 15% decrease.

  Total service revenues increased from $3,321,000 in the three months ended October 31, 1995 to $4,015,000 in the three months ended October 31, 1996, representing a 21% increase. During the three months ended October 31, 1995 and October 31, 1996, two customers, in the aggregate, accounted for 12% and 8% of service revenues, respectively. The loss of, or reduced demand for consulting services from any of the Company's major services customers could have an adverse effect on the Company's results of operations.

  North American service revenues increased from $1,519,000 in the three months ended October 31, 1995 to $2,360,000 in the three months ended October 31, 1996, representing a 55% increase. International service revenues decreased from $1,802,000 in the three months ended October 31, 1995 to $1,655,000 in the three months ended October 31, 1996, representing a 8% decrease. This decrease is the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line.

  Total North American revenues increased from $3,434,000 in the three months ended October 31, 1995 to $3,752,000 in the three months ended October 31, 1996, representing a 9% increase. Total international revenues decreased from $4,227,000 in the three months ended October 31, 1995 to $3,717,000 in the three months ended October 31, 1996, representing a 12% decrease. Total international revenues for the three months ended October 31, 1995 and October 31, 1996 represented 55% and 50% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and manages over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

  Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $449,000 in the three months ended October 31, 1995 to $318,000 in the three months ended October 31, 1996, representing a 29% decrease. The gross margin on product revenues was 90% and 91% for the three months ended October 31, 1995 and October 31, 1996, respectively.

  Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, increased from $1,917,000 in the three months ended October 31, 1995 to $2,374,000 in the three months ended October 31, 1996, representing a 24% increase. The gross margin on service revenues was 42% and 41% for the three months ended October 31, 1995 and October 31, 1996, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

  Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of CBR products. Product development expenditures increased from $573,000 in the three months ended October 31, 1995 to $962,000 in the three months ended October 31, 1996, representing a 68% increase. This increase is the result of the Company's strategy to invest in enhancing and further developing CBR products. Product development expense as a percentage of revenues was 7% and 13% for the three months ended October 31, 1995 and October 31, 1996, respectively. There were no capitalized software development costs in the three months ended October 31, 1995 and October 31, 1996.

  Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense increased from $3,372,000 in the three months ended October 31, 1995 to $4,334,000 in the three months ended October 31, 1996, representing a 29% increase. This increase is primarily the result of the expansion of the Company's direct sales force and the marketing efforts that commenced in fiscal 1996 and have continued into fiscal 1997. Sales and marketing expense as a percentage of revenues was 44% and 58% for the three months ended October 31, 1995 and October 31, 1996, respectively.

  General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased from $496,000 in the three months ended October 31, 1995 to $755,000 in the three months ended October 31, 1996, representing a 52% increase. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's growth, both domestically and internationally. General and administrative expense as a percentage of revenues was 6% and 10% for the three months ended October 31, 1995 and October 31, 1996, respectively.

  Other Income and Provision for Income Taxes

  Other income, primarily interest income, increased from $336,000 in the three months ended October 31, 1995 to $357,000 in the three months ended October 31, 1996. The Company's provision for income taxes in the three months ended October 31, 1995 represented the accrual of foreign taxes and federal alternative minimum taxes. No provision for taxes was recorded in the three months ended October 31, 1996. Federal and state taxes have not been significant as a result of available federal and state net operating loss carryforwards.


NINE MONTHS ENDED OCTOBER 31, 1995 AND OCTOBER 31, 1996

  Revenues

  Product revenues increased from $10,812,000 in the nine months ended October 31, 1995 to $13,935,000 in the nine months ended October 31, 1996, representing a 29% increase. Product revenues represented 55% and 54% of total revenues for the nine months ended October 31, 1995 and October 31, 1996, respectively.

  North American product revenues increased from $6,529,000 in the nine months ended October 31, 1995 to $8,484,000 in the nine months ended October 31, 1996, representing a 30% increase. International product revenues increased from $4,283,000 in the nine months ended October 31, 1995 to $5,451,000 in the nine months ended October 31, 1996, representing a 27% increase.

  Total service revenues increased from $8,942,000 in the nine months ended October 31, 1995 to $12,034,000 in the nine months ended October 31, 1996, representing a 35% increase. During the nine months ended October 31, 1995 and October 31, 1996, two customers, in the aggregate, accounted for 13% and 16% of service revenues, respectively. The loss of, or reduced demand for consulting services from any of the Company's major services customers could have an adverse effect on the Company's results of operations.

  North American service revenues increased from $3,847,000 in the nine months ended October 31, 1995 to $7,264,000 in the nine months ended October 31, 1996, representing a 89% increase. International service revenues decreased from $5,095,000 in the nine months ended October 31, 1995 to $4,770,000 in the nine months ended October 31, 1996, representing a 6% decrease. This decrease is the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line. In addition, a major international consulting customer, who accounted for 5% of service revenues in the nine months ended October 31, 1996, terminated its contract with the Company in August 1996.

  Total North American revenues increased from $10,376,000 in the nine months ended October 31, 1995 to $15,748,000 in the nine months ended October 31, 1996, representing a 52% increase. Total international revenues increased from $9,378,000 in the nine months ended October 31, 1995 to $10,221,000 in the nine months ended October 31, 1996, representing a 9% increase. Total international revenues for the nine months ended October 31, 1995 and October 31, 1996 represented 47% and 39% of total revenues, respectively.

  Cost of Product Revenues

  Cost of product revenues increased from $1,006,000 in the nine months ended October 31, 1995 to $1,034,000 in the nine months ended October 31, 1996, representing a 3% increase. The gross margin on product revenues was 91% and 93% for the nine months ended October 31, 1995 and October 31, 1996, respectively.

  Cost of Service Revenues

  Cost of service revenues increased from $5,638,000 in the nine months ended October 31, 1995 to $7,229,000 in the nine months ended October 31, 1996, representing a 28% increase. The gross margin on service revenues was 37% and 40% for the nine months ended October 31, 1995 and October 31, 1996, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

  Product Development

  Product development expenditures, including amounts capitalized, increased from $1,485,000 in the nine months ended October 31, 1995 to $2,507,000 in the nine months ended October 31, 1996, representing a 69% increase. This increase is the result of the Company's strategy to invest in enhancing and further developing CBR products. Product development expense as a percentage of revenues was 7% and 10% for the nine months ended October 31, 1995 and October 31, 1996, respectively. Capitalized software development costs amounted to $50,000 and $0 in the nine months ended October 31, 1995 and October 31, 1996, respectively.

  Sales and Marketing

  Sales and marketing expense increased from $8,579,000 in the nine months ended October 31, 1995 to $12,764,000 in the nine months ended October 31, 1996, representing a 49% increase. This increase is primarily the result of the expansion of the Company's direct sales force and the marketing efforts that commenced in fiscal 1996 and have continued into fiscal 1997. Sales and marketing expense as a percentage of revenues was 43% and 49% for the nine months ended October 31, 1995 and October 31, 1996, respectively.

  General and Administrative

  General and administrative expense increased from $1,309,000 in the nine months ended October 31, 1995 to $2,156,000 in the nine months ended October 31, 1996, representing a 65% increase. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's growth, both domestically and internationally. General and administrative expense as a percentage of revenues was 7% and 8% for the nine months ended October 31, 1995 and October 31, 1996, respectively.

  Other Income and Provision for Income Taxes

  Other income, primarily interest income, increased from $451,000 in the nine months ended October 31, 1995 to $976,000 in the nine months ended October 31, 1996. This increase is attributable to the interest earned on the proceeds of the Company's initial public offering which closed in July 1995. The Company's provision for income taxes in the nine months ended October 31, 1995 and October 31, 1996 represented the accrual of foreign taxes and federal alternative minimum taxes. Federal and state taxes have not been significant as a result of available federal and state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at October 31, 1996 were $26,214,000, an increase of $7,595,000 since January 31, 1996. Short-term investments decreased from $7,314,000 at January 31, 1996 to zero at October 31, 1996. Working capital at October 31, 1996 was $28,660,000. In July 1995, the Company completed its initial public offering of 2,130,000 shares of Class A Common Stock. The Company received net proceeds of approximately $20 million after deducting expenses and underwriting discounts and commissions.

  Net cash used in operating activities amounted to $729,000 during the nine months ended October 31, 1996.

  Investing activities for the nine months ended October 31, 1996 included $1,015,000 for purchases of property and equipment, offset by the maturity of short-term investments which amounted to $7,314,000. The Company currently has no significant capital commitments for fiscal 1997.

  Cash provided by financing activities in the nine months ended October 31, 1996 amounted to $2,025,000 from the exercise of options and warrants to purchase common stock.

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

   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits required by Item 601 of Regulation S-K

          Exhibit
          Number    Exhibit
          ------    -------

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

                                 Dated:  November 26, 1996

                                 EXHIBIT INDEX



                                                           Sequentially
 Exhibit                                                     Numbered
 Number                Description of Exhibit                  Page
---------           ----------------------------           ------------
  11       Statement of Computation of Earnings Per Share       18

  27       Financial Data Schedule                              19

