Form 10-K
period 1997-01-31
INFERENCE CORP /CA/
filed 1997-04-28
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          --------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 31, 1997, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to         .

                        Commission File Number: 0-26334

                             INFERENCE CORPORATION
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                  95-3436352
(State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                    Identification Number)

100 Rowland Way, Novato California                           94945
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (415) 893-7200

                          --------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, no par value per share
                               (Title of Class)

                          --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $33,073,000 as of April 21, 1997, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who, in the Company's judgment, may be deemed to be an affiliate have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 21, 1997, there were 6,849,013 shares of the Registrant's Class A Common Stock, no par value per share, and 1,190,332 shares of the Registrant's Class B Common Stock, no par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its fiscal 1997 Annual Meeting of Shareholders.

                             INFERENCE CORPORATION

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                       PART I
                                       ------
Item 1.             Business............................................................   3

Item 2.             Properties..........................................................  11

Item 3.             Legal Proceedings...................................................  11

Item 4.             Submission of Matters to a Vote of Security
                    Holders.............................................................  11

                                      PART II
                                      -------
Item 5.             Market for Registrant's Common Equity and Related
                    Stockholder Matters.................................................  11

Item 6.             Selected Financial Data.............................................  12

Item 7.             Management's Discussion and Analysis of Financial
                    Condition and Results...............................................  13

Item 8.             Financial Statements and Supplementary Data.........................  20

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................  20

                                      PART III
                                      --------
Item 10.            Directors and Executive Officers of the Registrant..................  21

Item 11.            Executive Compensation..............................................  21

Item 12.            Security Ownership of Certain Beneficial Owners and Management......  21

Item 13.            Certain Relationships and Related Transactions......................  21

                                      PART IV
                                      -------
Item 14.            Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  22

SIGNATURES..............................................................................  39

-----------------------

  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. These business factors and others are discussed further in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  Inference Corporation ("the Company") develops, markets and supports client/server and Internet software for knowledge publishing, knowledge distribution, and content management for the front office, where organizations interact with their external and internal customers, prospects and vendors. Inference's CBR Express family of products ("CBR Products") facilitates successful dialogue with the customer to quickly identify and resolve problems in external and internal customer support and service, sales automation and telemarketing operations.

  The Company's primary focus to date has been on the customer support market, which includes external customer support and internal help desks. The customer support market is divided into two segments: problem management, where customer calls and information are tracked; and problem identification and resolution, where information is obtained from the customer and used to define the problem and provide a solution. The Company believes its strengths are in content management and retrieval for problem identification and resolution, which enables organizations to diagnose and solve customer problems. These organizations are also extending the use of the Company's CBR Products in self-service technical support applications, where knowledge is accessed directly by customers and employees to help them resolve problems independently. For example, the Company's product for the World Wide Web, CasePoint WebServer, is designed to provide this self-service technical support over the Internet allowing an increased level of customer service.

  The Company recently released CBR Content Navigator ("CBR CN"), the next generation of CBR Products, which includes new features designed to reduce the cost of knowledge acquisition and maintenance. CBR CN is a comprehensive content management and retrieval system that is designed to provide a common index and retrieval method for the wide variety of unstructured information in help desk, customer service, human resource, and telesales and telemarketing organizations. The Company began shipment of certain modules of the CBR CN product line in February 1997.

  The Company's CBR Products are scaleable and available on popular computing platforms, including Microsoft Windows, Windows 95, Windows NT, IBM OS/2 and AIX, HP-UX and Sun Solaris. The CBR Products support many database management systems, including Oracle, Informix, Sybase, Microsoft's SQL Server and IBM's DB2. The Company's CBR Products support stand alone, client/server, Internet and intranet environments, providing companies with many options to deploy knowledge. The Company also provides consulting services, technical support and training for its CBR Products.


INDUSTRY BACKGROUND

  Customer support has become a major focus area for companies seeking to differentiate themselves by offering superior customer service. Customers today have greater expectations from interactions with suppliers. In addition, sophisticated products are increasingly being sold to broader markets of first-time buyers. At the same time, suppliers are dealing with significant rates of employee turnover in customer service and support operations. Organizations that recognize the lifetime value of a customer are investing to support external customers to improve repeat sales potential.

  In addition to the challenges of serving external customers, companies are facing increasing demands to support internal "customers." Throughout companies, the transition to group-oriented network computing (client/server) and the use of hardware and software from multiple vendors greatly increase the complexity of systems management and support. Such complexity often outpaces employees' abilities to use and/or manage the system, thereby creating a new class of internal customers who require support. As a result, organizations train or hire internal support talent to protect and leverage their investment in these distributed, client/server systems. This additional investment usually takes the form of an internal help desk that gives employees the same type of support that hardware and software vendors provide to their external customers.

  Companies have attempted to improve responsiveness to both external and internal customers by adding personnel. In many cases, such personnel increases have resulted in increased costs with limited improvements in customer satisfaction. In addition, experienced personnel with the technical knowledge required for external customer support and internal help desk positions are in short supply.

  In recent years, companies have turned to software automation to assist the customer support staff in contact with external and internal customers in order to improve and leverage those valuable interactions. Specifically, organizations are turning to software programs to help them track the customer and identify and resolve problems, including efficient implementation of the appropriate solution. Companies have begun to deploy call avoidance programs that make problem identification and resolution technology directly available to the user through the Internet on the World Wide Web or by embedding problem resolution tools or technologies into their products. Initial client/server applications available to automate the customer support and internal help desk functions focused primarily on maintaining user-specific records and tracking reported problems. These systems, which have improved customer support and internal help desk operations, address primarily the problem management segment of this market. Automation of problem management itself, however, does not reduce the required individual attention necessary to identify and resolve problems presented to customer support personnel.

  Because the identification and resolution of problems presented to support personnel remains a time consuming and expensive process, companies are seeking to automate the identification and resolution of support problems. This capability, however, is not generally available in many problem management software applications offered today. While problem identification and resolution applications are available, the Company believes that many of these applications are limited to customer support and do not fully address the complexity, scaleability, ease of implementation and use requirements of most customer service and support operations.


THE INFERENCE SOLUTION

  The Company believes that its proprietary implementation of case-based reasoning ("CBR") technology is the core technology that differentiates the Company in the marketplace. The Company's CBR Products incorporate this adaptable and scaleable technology that is designed to support front office operations and ultimately make problem identification and resolution technology directly available to the user. CBR Products enable customer support and internal help desk personnel to effectively manage customer interactions, identify customer problems and quickly provide resolutions. Key elements of CBR Products include an intuitive user interface, a query refinement capability, an easy-to-use authoring environment, support for case base objects that reference multiple information formats (such as documents, databases and multimedia content), search matching algorithms and a fully interactive and dynamic information maintenance capability. CBR Products, also utilize an easy-to-use, intuitive question-and-answer technique to efficiently match inquiries with available data. This question-and-answer approach allows support personnel with a wide range of experience, from novice to expert, to establish a successful dialogue with customers and to quickly identify and resolve their problems. CBR Products provide a uniform graphical point-and-click interface to case bases referencing structured information in computer databases and unstructured information such as policy manuals, free text, publications, multimedia content and business know-how. The Company believes its basic technology has practical applicability for a wide range of business processes, including sales automation, telemarketing, product configuration and selection, document management and navigation, personnel evaluation, and intelligent order entry. The Company believes that this uniform access to case bases that reference structured and unstructured information combined with a flexible, responsive and easy-to-use delivery system offers a competitive advantage in the front office.


STRATEGY

  The Company's mission is to be the leading provider of knowledge management tools and content that help people in business solve problems for other people. The following are the key elements of the Company's strategy:

  Focus on Problem Identification and Resolution. The Company's primary objective is to establish its CBR Products as the industry standard problem identification and resolution products for internal and external customer support. The Company believes that it can establish this position due to the key attributes of the CBR Products. The Company intends to continue its focus on problem identification and resolution and to leverage existing products by adding features and functionality to extend the Company's CBR product line beyond customer support, sales automation and telemarketing operations.

  Provide Multiple Platform Support. CBR Products are available on several computing platforms, including Microsoft Windows 3.x, Windows 95, Windows NT, IBM OS/2 and AIX, HP-UX and Sun Solaris for SPARC, and support many database management systems, including Oracle, Informix, Sybase, Microsoft's SQL Server and IBM's DB2. Additionally, certain of the Company's products are available in up to 15 languages.

  Third-Party Integration. The open architecture of CBR Products makes it possible to integrate it with a broad range of related technologies and products in the computing and telephony areas. Components of the CBR Products can be embedded in legacy applications as either call-in or call-out functions, and they can be integrated with many popular applications, such as electronic mail, document or media browsers, spreadsheets and document editors. The Company's software also provides an interface to a number of third-party call tracking and help desk automation systems.

  Broaden Indirect Channels of Distribution. To date, the majority of the Company's revenues have been generated through its direct sales force and to a lesser extent, through indirect sales channels, including VARs, systems integrators and OEMs. The Company recently established its Channel sales organization, which will focus on the Company's VAR and OEM partners. The Company believes that the VAR and OEM Partners will provide more opportunities for the sale of Inference's CBR Products.

  Build On Established International Presence. The Company currently derives a significant portion of its revenues from its international operations and believes that it enjoys a leading market position in the United Kingdom and Germany. The Company recently established operations in France and Holland and is expanding its international distribution base in order to expand its penetration of global markets.

  Leverage Product Sales by Providing Professional Consulting Services. To address the growing demand for custom applications, the Company employs a staff of professional consultants who are experienced in the design and implementation of problem identification and resolution applications. These individuals are also skilled at managing the development and deployment of custom solutions using either customer or third-party programmers. The Company intends to offer these consulting services as a secondary yet effective and differentiating component of its sales strategy. These services are offered at rates that the Company believes are competitive with, but generally not lower than, other professional consulting firms.


PRODUCTS AND SERVICES

 Current Products

  CBR Content Navigator, the Company's principal product, is a suite of client/server and Internet applications that are designed to provide access to case bases that reference structured and unstructured information for use in the front office. To date, CBR CN's primary use has been in external customer support and call centers and internal help desk operations.

  CBR CN includes new features including those designed to reduce the cost of case base creation and maintenance and increase the value of summarized documents. CBR CN is intended to broaden the scope of easily accessible knowledge with two key additions: integration with the Topic full-text search engine from Verity, Inc., and a new intelligent Internet meta-search and clustering tool. In addition, CBR CN is designed to provide a set of development kits based on a fully documented open architecture, enabling its tools to be customized and embedded within third party customer interaction applications and other systems.

  CBR CN supports Microsoft Windows 95 and Windows NT, and other operating systems and is designed to support various database management systems, including Oracle, Informix, Sybase, Microsoft SQL Server and IBM DB2. CBR CN is planned to be available in several languages.

  The CBR Content Navigator products consist of the following unbundled components described below:

  CBR Express. CBR Express is a client/server application that provides a series of templates for "authoring" (developing) case histories, business policies and information stored in documents into a format readable by the CasePoint viewer of CBR CN.

  . CBR Express Professional Author - The primary knowledge creation and maintenance application designed to capture and update cases quickly. It offers a fully object-oriented authoring environment with visual content management techniques.

  . CBR Express Generator - A stand-alone application which allows users to automatically create a case base representation that summarizes a set of documents, allowing easy access to information in Microsoft Word, tech notes, Lotus Notes, or HTML pages among other formats.

  . CBR Express Reports - An integrated set of tools used to manage, test and report on the consistency and validity of the content in a case base.

  CasePoint. The CasePoint viewer is the primary end user search interface for CBR information bases. It runs as a client under Microsoft Windows 95 and Windows NT, IBM OS/2, HP-UX and Sun Solaris for SPARC and offers a GUI for submitting queries and searching information bases. CasePoint is offered in the following versions:

  . CasePoint Standard - A powerful, easy-to-use search and retrieval application, available as a 16- and 32-bit product, which is ideal for OEM/embedded and knowledge distribution applications. It can be deployed in a stand-alone, file-server or client/server environment. CasePoint Standard provides an intuitive dialogue-based interface that requests further input until the solution is located.

  . CasePoint Professional - A more robust, fully object-oriented 32-bit search and retrieval application for corporate knowledge. It offers both the intuitive dialogue-based interface of CasePoint Standard and a new visual folder-based view of content for experienced users.

  . CasePoint Verity Search - An option to CasePoint Professional that integrates and provides access to documents using Verity TOPIC.

  CasePoint WebServer. CasePoint WebServer has added the World Wide Web as a vehicle for delivering knowledge in front office applications, using Inference's CBR technology. CasePoint WebServer is an interactive World Wide Web application that enables organizations to increase their level of customer service by allowing customers to directly access troubleshooting information and product information--without having to wait to contact a service agent. CasePoint WebServer uses standard RPC facilities and is written to the Common Gateway Interface ("CGI") specification and can be accessed using any World Wide Web browser.

  Pre-Packaged Knowledge Bases. Unlike external customer support operations, internal help desks often find themselves dealing with a number of common "domains" of problem areas relating to support of client/server systems. In addressing the growing need for higher quality, cost-effective service and support, the Company formed its Knowledge Publishing Division ("KPD") to provide off-the-shelf content to users and help desks. KPD's products include a set of CBR-optimized pre-packaged knowledge based on content developed by third-party sources. KPD will also look to other sources such as software manufacturers, help desk and customer support outsourcers, and Inference customers for publishable knowledge.

 Future Products

  Future releases of the CBR Content Navigator product family will include development kits for embedding and customizing CBR Content Navigator's search, acquisition and management technologies as well as upgrades to CasePoint WebServer.

 Services

  The Company has a worldwide customer services organization that provides quality technical support and education services designed to ensure customer success and build customer loyalty. The Company also has a worldwide consulting services organization that assists in the design and deployment of customer solutions. As of January 31, 1997, the Company's worldwide customer services organization consisted of 42 employees in North America and 36 employees internationally.

  Consulting Services. Consultants assist customers with case base design, review and audit and also provide technology transfer by working with a customer's in-house staff to establish procedures for developing case bases from existing problem identification and resolution information. Most consulting engagements are designed to allow the customer's staff to carry out much of the work involved in analyzing existing customer support and internal help desk activities and designing the case base. Consulting services are typically priced on an hourly basis.

  Technical Support Options. Customers can access the Company's support centers by telephone, fax, electronic mail, an electronic bulletin board system and the Internet's World Wide Web. The Company typically provides second line support for customers of its VARs, systems integrators and OEMs. New customers receive an initial 30-day period of complimentary support after which, for an annual fee, customers receive new software releases, upgrades, maintenance releases and support. Depending on the chosen support plan, the fee generally ranges from 10% to 30% of the current list price of the licensed products. The Company offers three levels of support, Basic, Gold and Platinum, each tailored to the customers' specific requirements.

  Training and Education. Customers can choose from a wide variety of basic and customized education and training programs, which are charged separately from the Company's software products and are offered through the Company's in-house classroom facilities in Novato, California. The Company also conducts classes at the customer's place of business.

 Pricing

  The CBR CN products are offered either on a per CPU, per concurrent user or per server license basis. The current U.S. list price for an entry-level ten-user client/server system is in the $20,000 to $40,000 range and varies depending on the number of modules purchased. Discounts from the Company's list prices may be made available for volume purchasers, or for competitive or strategic reasons.

  The Company believes that its products and services are currently priced competitively, yet the market for products of the type developed by the Company is highly competitive. As a result, the Company anticipates increasing pricing pressure from current and future competitors. Any substantial downward adjustment in the price of the Company's products or services without a corresponding increase in unit sales would adversely affect the Company's gross margins and could have a negative impact on the Company's business, operating results and financial condition.


CUSTOMERS

  The Company estimates that it has granted licenses for its products to over 500 customers for use by more than 500,000 end users. In fiscal 1996, AT&T Corp. accounted for 11% of total revenues. In fiscal 1997 and 1995, no customer accounted for more than 10% of the Company's total revenues.


MARKETING AND SALES

  The Company markets and sells its software and services in North America through its direct sales organization, VARs, systems integrators and OEMs. The domestic sales staff is based at the Company's corporate headquarters in Novato, California, and in the Company's field sales offices in Atlanta, Chicago, Dallas, Houston, McLean (Virginia), Seattle, Toronto (Canada), and New Jersey. As of January 31, 1997, the Americas sales and marketing staff consisted of 34 employees.

  The Company maintains subsidiaries in England, Germany, France, and the Netherlands which are responsible for the Company's activities throughout Europe, Asia, Africa and the Middle East. As of January 31, 1997, the international sales and marketing staff consisted of 42 employees.

  The Company and its indirect channel partners typically sell CBR Products and related services through a sales representative who is assisted on an as-needed basis by a systems engineer. To assist the sales force, the Company utilizes a multi-tiered marketing program comprising periodic customer communications, user conferences, advertising, public relations activities, seminars and trade show participation.

  VARs, distributors, systems integrators and OEMs complement the Company's marketing and sales organization. These entities license certain CBR Products at a re-licensing discount and may provide end users with a range of services including training and customer service/support. There can be no assurance that the Company can establish and maintain relationships with indirect channel partners with the capabilities necessary to market CBR Products effectively.

PRODUCT DEVELOPMENT

  The Company believes that strong development capabilities are essential to its future performance and the maintenance of its competitive position. Since its formation, the Company has primarily developed its technology and products internally. The Company intends to extend its CBR product line to support additional hardware platforms and operating systems and to develop new facilities for authors and end users of those products. This development is expected to include the creation of third-party applications and database interfaces to facilitate the integration of CBR technology into customers' environments.

  Although the Company has a number of ongoing development projects, its primary product development effort is focused on enhancing the CBR CN product line, which began initial shipment of certain modules in February 1997. The CBR CN enhancements will continue to add functionality to the Company's current product line. However, there can be no assurance that the development of these enhancements will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. The Company's future operations will be substantially dependent on the CBR Content Navigator product line, and failure to achieve market acceptance of this family of products would have a material adverse effect on the Company's business, operating results and financial condition.

  The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. There can be no assurance that errors will not be found in the Company's new or enhanced products after commencement of commercial shipments or that modifications to such products will not be required to satisfy customer requirements, resulting in loss of or delay in market acceptance. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company began commercially shipping its CasePoint WebServer product in March 1996, which provides an Internet compatible, World Wide Web ("WWW") server with a Mosaic-compatible browser, intuitive CasePoint interface. A prototype of the CasePoint WebServer product has been available on the WWW since December 1994. CasePoint WebServer is designed to allow the users of the WWW to be clients of any CBR-compatible case base or document base. By providing the WWW access to CBR knowledge bases, companies could implement call avoidance strategies, allowing their customers, prospects and vendors to directly submit problems, questions and requests; receive appropriate responses; or, if appropriate, download entire case bases to a local computer.

  The Company's development organization is arranged in three groups: the Research Group, which designs and develops technology; the Engineering Group, which specifies, produces and maintains product releases; the Knowledge Publishing Division development group, which designs and builds the Knowledge Publishing products; and the Quality Assurance Group, which verifies that products meet their specifications and the Company's quality standard. These groups are designed to ensure that there is an efficient separation between technology development and the time-sensitive demands of product delivery.

  The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on the Company's business, operating results and financial condition.

  As of January 31, 1997, there were 38 employees on the Company's product development staff. The total product development expenditures for the Company's products for fiscal 1997 were $3.5 million. Product development expense during fiscal 1996 and 1995 was $2.0 million and $2.8 million, respectively. The Company expects to continue to allocate significant resources to future research and development. At present, there have been minimal capitalized software development costs resulting from the Company's development efforts.


COMPETITION

  The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Answer Systems, Inc., Astea International Inc., Clarify, Inc. and Software Artistry, Inc. Furthermore, many potential customers develop internal solutions by creating business applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

  The Company believes that the competitive factors affecting the market for the Company's products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scaleability; product integration with other enterprise applications; the availability of products on multiple platforms; product ease-of-use; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

  The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while the Company is currently developing additional product enhancements that the Company believes address customer requirements, there can be no assurance that the Company will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results or financial condition.


INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. In December 1996, the Company was awarded two patents for its Case-Based Reasoning technology. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.


  The Company generally provides its products to end users under signed license agreements. These agreements are negotiated with and signed by the licensee. The Company occasionally publishes articles regarding its technical developments in industry publications that may prevent the Company from obtaining patent protection for ideas contained in such publications, thus increasing the availability to third parties of fundamental aspects of the Company's technology.

  The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that it will increasingly be subject to such claims as the number of products and competitors in the customer support software market grows and the functionality of such products overlaps with other industry segments. Any such claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.


EMPLOYEES

  As of January 31, 1997, the Company had a total of 223 employees, of which 115 were based in the United States, 87 in the United Kingdom, 14 in Germany, 5 in France, and 2 in the Netherlands. Of the total, 76 were engaged in sales and marketing, 15 were in customer support, 63 were in consulting services, 38 were in product development, and 31 were in administration and finance. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good, and there has never been an interruption in business activities due to labor unrest. However, the Company's future performance is contingent upon the uninterrupted service of key technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable technicians and managers. There is significant competition for talented and qualified employees, and there can be no assurance that the Company will be able to retain its most strategic employees or that it can attract and retain comparably qualified personnel in the future.

ITEM 2.  PROPERTIES

  The Company's headquarters in Novato, California house product development, sales, technical support and administrative operations in approximately 37,000 square feet of space. The facility is under lease through February 2005. The Company also leases space in its various sales offices throughout North America and in Europe.

  The Company's European headquarters in Slough, England house product development, sales, marketing, technical support and administrative operations in approximately 14,500 square feet. This facility is under sublease through August 2002.


ITEM 3.  LEGAL PROCEEDINGS

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The Company's Class A Common Stock is traded on the NASDAQ National Market
under the symbol of "INFR".   The following table sets forth for the quarterly
period indicated the range of high and low closing sales prices for the Company's Class A Common Stock since its initial public offering effective as of June 29, 1995.

---------------------------------------------------------------
   Fiscal 1997                                   High     Low
---------------------------------------------------------------
First Quarter                                   $19.75   $16.75
Second Quarter                                   25.25    16.25
Third Quarter                                    20.50    12.25
Fourth Quarter                                    8.25     5.88
---------------------------------------------------------------
---------------------------------------------------------------
Fiscal 1996                                      High     Low
---------------------------------------------------------------
Second Quarter                                  $15.88   $13.50
Third Quarter                                    18.75    12.13
Fourth Quarter                                   19.75    13.50
---------------------------------------------------------------

  The Company paid cash dividends amounting to $114,000 to holders of Class H Preferred Stock on May 15, 1995. The Company's obligation to pay cash dividends to the holders of Class H Preferred Stock was relieved upon completion of the initial public offering and related conversion of all preferred stock to common stock. The Company currently does not anticipate paying any cash dividends in the foreseeable future.

  As of January 31, 1997, there were approximately 146 stockholders of record of the Company's Class A and 1 stockholder of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:



CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                        FISCAL YEAR ENDED JANUARY 31,
                                           ------------------------------------------------------
                                             1997        1996        1995       1994       1993
                                           ---------   ---------   --------   ---------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Products--CBR..........................    $20,402     $16,479    $ 9,790     $ 6,662    $ 4,515
 Products--Tools........................         --         399      2,230       3,581      5,394
 Services...............................     15,588      12,517     16,479      17,084     11,735
                                            -------     -------    -------     -------    -------
  Total.................................     35,990      29,395     28,499      27,327     21,644
Operating costs and expenses:
 Cost of product revenues...............      1,248       1,710      1,611       1,575        873
 Cost of service revenues...............      9,237       7,667     12,292      13,111      8,746
 Product development....................      3,492       1,959      2,753       3,731      2,531
 Selling and marketing..................     16,909      12,758      9,414       8,554      6,457
 General and administrative.............      3,492       1,845      1,420       1,587      1,343
 Non-recurring..........................         --          --        774          --         --
                                            -------     -------    -------     -------    -------
  Total.................................     34,378      25,939     28,264      28,558     19,950
                                            -------     -------    -------     -------    -------
Income (loss) from operations...........      1,612       3,456        235      (1,231)     1,694
Costs of attempted secondary offering...        241          --         --          --         --
Non-employee option expenses............        215          --         --          --         --
Loss from divested Tools Business.......         --         210         --          --         --
Interest income.........................     (1,327)       (803)      (109)         --         --
Interest expense and other, net.........        141          81         25          58        187
Provision (benefit) for income taxes....        (90)        195        110          --        145
                                            -------     -------    -------     -------    -------
Net income (loss).......................    $ 2,432     $ 3,773    $   209     $(1,289)   $ 1,362
                                            =======     =======    =======     =======    =======
Net income (loss) per share (1).........      $0.28       $0.51      $0.04      $(0.26)     $0.32
                                            =======     =======    =======     =======    =======
Shares used in computing net
 income (loss) per share (2)............      8,702       7,393      5,228       4,898      4,268


CONSOLIDATED BALANCE SHEET DATA:
                                                                   JANUARY 31,
                                           ------------------------------------------------------
                                             1997        1996       1995        1994       1993
                                           --------     -------    -------     -------    -------
                                                               (IN THOUSANDS)
Cash and cash equivalents...............    $28,620     $18,619    $ 3,023     $ 2,642    $ 2,953
Short-term investments..................        987       7,314         --       1,097         --
Working capital.........................     29,963      26,222      4,683       4,774      4,220
Total assets............................     42,241      36,895     12,940      11,870     11,108
Total long-term debt....................         --          --         --          --      1,964
Total shareholders' equity..............     32,111      27,963      7,042       6,823      4,483

------------------
(1) Fully diluted net income per share for the fiscal year ended January 31, 1996 was $0.49.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal year end, January 31.


BACKGROUND

  The Company was founded in 1979 to provide consulting services. In 1985, the Company made its first commercial shipment of a software application development tool ("ART"). From 1985 until May 1991, revenues of the Company were primarily derived from the sale of ART products and related consulting services. In May 1991, the Company commercially shipped its first CBR Product.

  From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of CBR Products and associated services (the "CBR Business"); and (ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise ("Tools") and associated services
(the "Tools Business"). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly-owned subsidiary ("Brightware") of the Company and distributed all of the shares of such subsidiary to the Company's stockholders (the "Spin-Off"). As part of the Spin-Off, the Company entered into an agreement with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support ("Administrative Agreement"). This agreement expired on January 31, 1996. The amount received for these services was $760,000.


FISCAL 1997 OVERVIEW

  For the year ended January 31, 1997, the Company did not meet its planned operating results, and had a reduced growth rate in product revenues, both in North America and internationally. The Company attributes this decrease in growth in product revenues to several factors, including: a) channel conflicts in the Company's sales distribution - attempting to implement a partnering and reseller strategy within a direct territorial sales model; b) lower productivity by the sales organization in most geographic areas; c) impact on the sales organizations from the resignations of the Company's Senior Vice Presidents of North American Operations and International Operations in the second quarter; and d) the increased competitive environment in which the Company operates. The Company has attempted to respond to these issues with certain marketing initiatives and adjustments to the product distribution model. Effective February 1, 1997, the Company transitioned its Americas sales organization from territorial sales to a direct sales organization segmented along vertical industry lines and a channels sales group dedicated to the OEM and VAR partners.

YEARS ENDED JANUARY 31, 1997, JANUARY 31, 1996 AND JANUARY 31, 1995

 Revenues

  The Company's revenues are derived principally from two sources: (i) fees for licenses of the Company's software products and technology and (ii) fees for consulting services, maintenance (technical support and upgrades of software products) and training. Product revenues result principally from non-cancelable license agreements that provide customers the non-exclusive right to use the products for a fixed term or on a perpetual basis. Such revenues are recognized upon: (i) execution of a binding agreement; (ii) shipment of the product to the customer; (iii) when the license fee is fixed or determinable; and (iv) when collectability is reasonably assured. Revenues from consulting and training are recognized as the related services are performed, and maintenance revenues are deferred and recognized over the term of the Company's maintenance contracts, typically one year.

  Total revenues increased 22% to $35,990,000 in fiscal 1997 from $29,395,000 in fiscal 1996, and 3% in fiscal 1996 from $28,499,000 in fiscal 1995.

  North American revenues amounted to $21,408,000, $15,845,000, and $19,128,000 for fiscal 1997, 1996, and 1995, respectively. The decrease in fiscal 1996 from fiscal 1995 was the result of the spin-off of the Tools Business.

  International revenues amounted to $14,582,000, $13,550,000, and $9,371,000 for fiscal 1997, 1996, and 1995, respectively, representing 41%, 46%, and 33% of total revenues for such periods, respectively. The percentage increase in fiscal 1996 from fiscal 1995 was the result of the spin-off of the Tools Business. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and has relationships with over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

 Product Revenues

  Product revenues increased 21% to $20,402,000 in fiscal 1997 from $16,878,000 in fiscal 1996, and 40% in fiscal 1996 from $12,020,000 in fiscal 1995. Product revenues represented 57%, 57%, and 42% of total revenues for fiscal years 1997, 1996, and 1995, respectively. Product revenues have principally been derived from direct licenses of the Company's software products to end users. Although the Company believes that such direct licenses will continue to account for a major portion of product revenues, the Company expects that licenses of software through original equipment manufacturers (OEMs), value added resellers (VARs) and other indirect channels will increase as a percentage of product revenues. Substantially all of the growth in product revenues was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant.

  North American product revenues increased 19% to $12,070,000 in fiscal 1997 from $10,119,000 in fiscal 1996, and increased 25% in fiscal 1996 from $8,063,000 in fiscal 1995.

  International product revenues increased 23% to $8,332,000 in fiscal 1997 from $6,759,000 in fiscal 1996, and increased 71% in fiscal 1996 from $3,957,000 in fiscal 1995. International product revenues represented 41%, 40%, and 33% of total product revenues for fiscal 1997, 1996 and 1995, respectively.

  CBR product revenues increased 24% to $20,402,000 in fiscal 1997 from $16,479,000 in fiscal 1996, and 68% in fiscal 1996 from $9,790,000 in fiscal
1995. The Company believes that these increases are the result of the growing market acceptance of the CBR Products. However, in the second-half of fiscal 1997, the Company experienced a sharp decline in the growth rate of CBR product sales. The Company attributed this decline to several factors, including: a) channel conflicts in the Company's sales distribution - attempting to implement a partnering and reseller strategy within a direct territorial sales model; b) lower productivity by the sales organization in most geographic areas; c) impact on the sales organizations from the resignations of the Company's Senior Vice Presidents of North American Operations and International Operations in the second quarter; and d) the increased competitive environment in which the Company operates.

  Tools product revenues, which consist of the Company's application development tools: ART, ART-IM and ART*Enterprise, decreased 82% to $399,000 in fiscal 1996, from $2,230,000 in fiscal 1995, and were zero in Fiscal 1997.

  Service Revenues

  Service revenues increased 25% to $15,588,000 in fiscal 1997 from $12,517,000 in fiscal 1996, and decreased 24% in fiscal 1996 from $16,479,000 in fiscal 1995. Service revenues represented 43%, 43%, and 58% of total revenues for fiscal 1997, 1996, and 1995, respectively.

  North American service revenues increased 63% to $9,338,000 in fiscal 1997 from $5,726,000 in fiscal 1996, and decreased 43% in fiscal 1996 from $10,017,000 in fiscal 1995. The decrease in service revenues between fiscal 1996 and fiscal 1995 was the result of the spin-off of the Tools Business, which was a more consulting oriented business.

  International service revenues decreased 8% to $6,250,000 in fiscal 1997 from $6,791,000 in fiscal 1996, and increased 5% in fiscal 1996 from $6,462,000 in fiscal 1995. International service revenues represented 40%, 54%, and 39% of total service revenues for fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, 1996, and 1995, one customer accounted for 7%, 23%, and 28% of international service revenues, respectively. This customer terminated its contract with the Company in mid-fiscal 1997. In addition to the termination of this major customer's contract, the decrease in fiscal 1997 revenues was also the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line.

  Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased 27% to $1,248,000 in fiscal 1997 from $1,710,000 in fiscal 1996, and increased 6% in fiscal 1996 from $1,611,000 in fiscal 1995. The gross margin on product revenues was 94%, 90%, and 84% in fiscal 1997, 1996, and 1995, respectively. The improved product gross margins in fiscal 1997 and 1996, was the result of increased product revenues, thereby increasing the gross margin, and from a significant decrease in royalties paid to third-parties. The decreased royalties principally resulted from the lack of Tools product sales in fiscal 1997.

  Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, increased 20% to $9,237,000 in fiscal 1997 from $7,667,000 in fiscal 1996, and decreased 38% in fiscal 1996 from $12,292,000 in fiscal 1995. The gross margin on service revenues was 41%, 39%, and 25% in fiscal 1997, 1996, and 1995, respectively. The improved gross margins in fiscal 1997 and 1996 was primarily the result of the increased utilization of consultants and the increased renewal rate of maintenance on CBR Products.

  Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of the Company's products. Product development expenditures, including capitalized software costs, increased 78% to $3,492,000 in fiscal 1997 from $2,009,000 in fiscal 1996, and decreased 42% in fiscal 1996 from $3,473,000 in fiscal 1995. Capitalized software development costs amounted to $0, $50,000, and $720,000 in fiscal 1997, 1996, and 1995, respectively. Product development expense as a percentage of total revenues was 10%, 6%, and 10% for fiscal 1997, 1996, and 1995, respectively. The significant increase in fiscal 1997 was the result of the investment in the CBR Content Navigator product release and the establishment of the KPD development group. The percentage and dollar amount decrease in product development expense in fiscal 1996 was the result of the spin-off of the Tools Business in May 1995.

  The Company believes that continued commitment to product development will be required for the Company's CBR Products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

  Selling and Marketing

  Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Selling and marketing expense increased 33% to $16,909,000 in fiscal 1997 from $12,758,000 in fiscal 1996, and 36% in fiscal 1996 from $9,414,000 in fiscal
1995. This increase was the result of the expansion of the Company's direct sales force and related marketing efforts, both in North America and internationally. Selling and marketing expense as a percentage of total revenues was 47%, 43%, and 33% in fiscal 1997, 1996, and 1995, respectively.

  General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased 89% to $3,492,000 in fiscal 1997 from $1,845,000 in fiscal 1996, and 30% in fiscal 1996 from $1,420,000 in fiscal 1995. This increase is primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's planned growth, both domestically and internationally; additionally, the Company received funds (which were accounted for as an offset to general and administrative expenses) during fiscal 1996 from the Administrative Agreement with the Tools Business, as previously discussed. Even with the benefit of the Administrative Agreement, general and administrative expenses increased in fiscal 1996. This increase was attributable to the relocation of the Company's corporate headquarters to Northern California, as well as increased headcount due to the Company's increased infrastructure requirements. General and administrative expense as a percentage of total revenues was 10%, 6%, and 5% in fiscal 1997, 1996, and 1995, respectively.

  Non-Recurring

  During fiscal 1995, the Company invested in the development of a new business concept unrelated to its current businesses or product groups, managed by the Company's then Chairman of the Board of Directors. In November 1994, the Company made a strategic decision to discontinue its efforts in this area. In connection with this decision, the Company entered into a severance agreement with the former Chairman of the Board of Directors effective February 28, 1995, which provided for the continuation of his monthly salary through April 30, 1995. Costs associated with the severance agreement, as well as other costs incurred related to this discontinued business venture were recorded in fiscal 1995 as a non-recurring expense. In addition, non-recurring expense included approximately $200,000 accrued in the fourth quarter of fiscal 1995 for lease payments associated with the early termination of the Company's European headquarters facility lease, in order to relocate to a larger facility.

  Interest Income

  Interest income increased 65% to $1,327,000 in fiscal 1997 from $803,000 in fiscal 1996, and 637% in fiscal 1996 from $109,000 in fiscal 1995. These increases were attributable to the interest earned on the proceeds of the Company's initial public offering.

  Income Taxes

  The benefit for income taxes in fiscal 1997 was the result of refunds of foreign taxes, offset by certain state taxes. The Company's provision for income taxes in fiscal 1996 represented the accrual of foreign taxes, federal alternative minimum taxes and certain state taxes; the resulting effective tax rate was approximately 5%. The Company's effective tax rate of 34% in fiscal 1995 represented the accrual of foreign taxes. Federal taxes for fiscal 1997 and 1995 were not provided as a result of the utilization of net operating loss carryforwards and other tax credits.

  The Company's net operating loss carryforwards of $21,700,000 for federal purposes, $7,500,000 for state purposes and certain general business credits of $1,100,000, expire in various years through 2010. Based on the Internal Revenue Code, the future use of these carryforwards would be subject to an annual limitation should a 50% change in ownership of the Company's stock occur within any three-year period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and short-term investments at January 31, 1997 were $29,607,000, an increase of $3,674,000 since January 31, 1996. Working capital at January 31, 1997 was $29,963,000.

  Net cash provided by operating activities amounted to $3,169,000 during the year ended January 31, 1997. Net cash provided by operating activities amounted to $5,762,000 in fiscal 1996 and $473,000 in fiscal 1995.

  Investing activities for the year ended January 31, 1997 included $1,211,000 for purchases of property and equipment. The Company currently has no significant capital commitments for fiscal 1997.

  Cash provided by financing activities in the year ended January 31, 1997 included $2,104,000 from the exercise of options and warrants to purchase common stock, as well as shares issued in connection with the Employee Stock Purchase Plan. Cash used in financing activities during fiscal 1997 amounted to $388,000 for repurchase of the Company's common stock.

  The Company's international operations are principally transacted in British pounds and German marks. Translation into the Company's reporting currency, the U.S. dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency has not exposed the Company to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates, historically, between the British pound and the German mark, and the U.S. dollar, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on the Company's financial position.

  The Company believes that existing cash balances, together with anticipated cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Fluctuations in Quarterly Operating Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Typically, revenues, operating income and net income for the Company's fourth quarter are higher than those for the first quarter of the following year. In addition, the Company has historically recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. The Company generally ships orders as they are received and as a result has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. The sales cycle typically ranges from three to nine months, and license signing may be delayed for a number of reasons outside of the control of the Company. Because the Company's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will remain profitable.

  Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. Regardless of the general outlook for the Company's business, the announcement of quarterly operating results below analyst and investor expectations is likely to result in a decline in the trading price of the Company's Class A Common Stock.

  Rapid Technological Change; Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

  Competition. The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors are Answer Systems, Inc., Astea International Inc., Clarify, Inc. and Software Artistry, Inc. Furthermore, many potential customers develop internal solutions by creating business applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

  The Company believes that the competitive factors affecting the market for the Company's products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scaleability; product integration with other enterprise applications; the availability of products on multiple platforms; product ease-of-use; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

  The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while the Company is currently developing additional product enhancements that the Company believes address customer requirements, there can be no assurance that the Company will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

  Pricing. The Company believes that its products are competitively priced with other products in the customer support market. However, the market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales. In addition, the Company expects increased competition and intends to invest significantly in its business. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis.

  Management of Growth; Dependence Upon Key Personnel. In recent years, the Company has experienced changes in its operations which have placed significant demands on the Company's administrative, operational and financial resources. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

  Product Concentration. The Company currently derives substantially all of its revenues from licenses of CBR products and associated services. Broad market acceptance of CBR products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of CBR products as a result of competition, technological change or otherwise would have a material adverse effect on the business, operating results and financial condition of the Company.

  Possible Volatility of Stock Price. The trading price of the Company's Class A Common Stock has been and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the trading price of the Company's Class A Common Stock.

  Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. In December 1996, the Company was awarded two patents for its Case-Based Reasoning technology. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

  The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that it will increasingly be subject to such claims as the number of products and competitors in the customer support software market grows and the functionality of such products overlaps with other industry segments. Any such claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. If the Company were found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See "Index to Consolidated Financial Statements" for a listing of the consolidated financial statements filed with this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1997 under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1997 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1997 under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1997 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  (1) Consolidated Financial Statements See "Index to Consolidated Financial Statements"

      (2)  Consolidated Financial Statement Schedules:

             All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

      (3)  Exhibits  See "Exhibit Index"

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended January 31, 1997.

                             INFERENCE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS..................................  F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at January 31, 1997 and 1996........................  F-3

   Consolidated Statements of Income for the years ended January 31, 1997,
       1996 and 1995...............................................................  F-4

   Consolidated Statements of Cash Flows for the years ended January 31,1997,
       1996 and 1995...............................................................  F-5

   Consolidated Statements of Shareholders' Equity for the years ended
       January 31, 1997, January 31, 1996 and January 31, 1995.....................  F-6

   Notes to Consolidated Financial Statements......................................  F-7

              REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Inference Corporation

  We have audited the accompanying consolidated balance sheets of Inference Corporation as of January 31, 1997 and 1996, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inference Corporation at January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.



                                                               Ernst & Young LLP

Sacramento, California
February 17, 1997

                             INFERENCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                  January 31,
                                                                             -----------------------
                                                                               1997           1996
                                                                             --------       --------
ASSETS

Current assets:
 Cash and cash equivalents.................................................  $ 28,620       $ 18,619
 Short-term investments....................................................       987          7,314
 Accounts receivable, less allowance for doubtful
  accounts of $165 ( $90 in 1996)..........................................     9,794          8,502
 Other current assets......................................................       692            719
                                                                             --------       --------
     Total current assets..................................................    40,093         35,154
Property and equipment, net................................................     2,055          1,415
Other assets...............................................................        93            326
                                                                             --------       --------
                                                                             $ 42,241       $ 36,895
                                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable..........................................................  $  1,113       $  1,508
 Accrued salaries and related items........................................     1,539          1,588
 Other accrued liabilities.................................................     2,082          2,292
 Deferred revenue..........................................................     5,396          3,544
                                                                             --------       --------
     Total current liabilities.............................................    10,130          8,932

Commitments

Shareholders' equity:
 Preferred stock, $0.01 par value;
  Authorized shares--2,000 and 10,000 at
  January 31, 1997 and 1996, respectively;
  Issued and outstanding shares--none......................................        --             --
 Common stock, $0.01  par value (no par value in 1996);
  Authorized shares--17,000 and 25,000 at
  January 31, 1997 and 1996, respectively; Issued
  shares--8,259 and 7,480 at January 31, 1997 and
  1996 respectively; Outstanding shares--8,205 and
  7,480 at January 31, 1997 and 1996, respectively.........................        82         50,414
 Additional paid-in capital................................................    52,048             --
 Accumulated deficit.......................................................   (20,019)       (22,451)
                                                                             --------       --------
     Total shareholders' equity............................................    32,111         27,963
                                                                             --------       --------
                                                                             $ 42,241       $ 36,895
                                                                             ========       ========

                            See accompanying notes.

                             INFERENCE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except net income per share)

                                                                             YEAR ENDED JANUARY 31,
                                                                    -------------------------------------
                                                                      1997         1996          1995
                                                                    ---------   -----------   ----------
Revenues (1):
    Products--CBR................................................    $20,402       $16,479      $ 9,790
    Products--Tools..............................................         --           399        2,230
                                                                     -------       -------      -------
       Total product revenues....................................     20,402        16,878       12,020
    Services.....................................................     15,588        12,517       16,479
                                                                     -------       -------      -------
       Total revenues............................................     35,990        29,395       28,499
Operating costs and expenses:
    Products.....................................................      1,248         1,710        1,611
    Services.....................................................      9,237         7,667       12,292
    Product development..........................................      3,492         1,959        2,753
    Selling and marketing........................................     16,909        12,758        9,414
    General and administrative...................................      3,492         1,845        1,420
    Non-recurring................................................         --            --          774
                                                                     -------       -------      -------
       Total operating costs and expenses........................     34,378        25,939       28,264
                                                                     -------       -------      -------
Income from operations...........................................      1,612         3,456          235
Costs of attempted secondary offering............................        241            --           --
Non-employee option expenses.....................................        215            --           --
Loss from divested Tools Business................................         --           210           --
Interest income..................................................     (1,327)         (803)        (109)
Interest expense and other, net..................................        141            81           25
                                                                     -------       -------      -------
Income before income taxes.......................................      2,342         3,968          319
Benefit (provision) for income taxes.............................         90          (195)        (110)
                                                                     -------       -------      -------
Net income.......................................................    $ 2,432       $ 3,773      $   209
                                                                     =======       =======      =======

PER SHARE INFORMATION:
  Net income per share, primary..................................    $  0.28         $0.51        $0.04
                                                                     =======       =======      =======
  Shares used in computing net
    income per share, primary....................................      8,702         7,393        5,228

  Net income per share, fully diluted............................    $  0.28         $0.49        $0.04
                                                                     =======       =======      =======
  Shares used in computing net income
    per share, fully diluted.....................................      8,704         7,694        5,228

-------------------------------------
(1)  Related party transactions included in Revenues.............    $ 1,011       $ 1,722      $ 2,028
                                                                     =======       =======      =======


                            See accompanying notes.

                             INFERENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                             YEAR ENDED JANUARY 31,
                                                                      ------------------------------------
                                                                        1997         1996          1995
                                                                      ---------   -----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................................   $ 2,432      $  3,773      $   209
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization...................................       771         1,091          883
    Changes in operating assets and liabilities:
     Accounts receivable............................................    (1,292)       (2,386)      (1,394)
     Other current assets...........................................        27          (559)         (82)
     Other assets...................................................        33           (14)           6
     Accounts payable...............................................      (395)          587          336
     Accrued salaries and related...................................       (49)          482          (33)
     Other accrued liabilities......................................      (210)          894           31
     Deferred revenue...............................................     1,852         1,894          517
                                                                       -------      --------      -------
Net cash provided by operating activities...........................     3,169         5,762          473

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturity of short-term investments.................................     7,314            --        1,097
 Purchases of short-term investments................................      (987)       (7,314)          --
 Cash contributed to divested Tools Business........................        --        (1,684)          --
 Purchases of property and equipment................................    (1,211)       (1,417)        (479)
 Software development costs capitalized.............................        --           (50)        (720)
                                                                       -------      --------      -------
Net cash provided (used) by investing activities....................     5,116       (10,465)        (102)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payment of dividends on convertible preferred stock................        --          (114)          --
 Net proceeds from issuance of common stock.........................     2,104        20,413           10
 Repurchase of common stock.........................................      (388)           --           --
                                                                       -------      --------      -------
Net cash provided by financing activities...........................     1,716        20,299           10
                                                                       -------      --------      -------
Net increase in cash and cash equivalents...........................    10,001        15,596          381
Cash and cash equivalents at beginning of year......................    18,619         3,023        2,642
                                                                       -------      --------      -------
Cash and cash equivalents at end of year............................   $28,620      $ 18,619      $ 3,023
                                                                       =======      ========      =======

----------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period....................................   $    26      $     45      $    42
 Income taxes paid during the period................................       165           181           --
 Conversion of convertible preferred stock into common stock........        --        28,816           --

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (in thousands)

                                                                 COMMON STOCK
                                          CONVERTIBLE    ---------------------------  ADDITIONAL                     TOTAL
                                           PREFERRED        SHARES                     PAID- IN    ACCUMULATED    SHAREHOLDERS'
                                             STOCK        OUTSTANDING      AMOUNT       CAPITAL      DEFICIT          EQUITY
                                       ----------------------------------------------------------------------------------------
Balances at January 31, 1994...........      $ 28,816             753      $  1,175     $    --       $(23,168)         $ 6,823
  Issuance of common stock.............            --               4            10          --             --               10
  Net income...........................            --              --            --          --            209              209
                                          -----------           -----      --------    --------       --------          -------
Balances at January 31, 1995...........        28,816             757         1,185          --        (22,959)           7,042
  Divestiture of tools business........            --              --            --          --         (3,151)          (3,151)
  Conversion of preferred stock
    into common stock..................       (28,816)          4,286        28,816          --             --               --
  Issuance of common stock.............            --           2,437        20,413          --             --           20,413
  Dividend on Class H preferred
    stock..............................            --              --            --          --           (114)            (114)
  Net income...........................            --              --            --          --          3,773            3,773
                                          -----------           -----      --------    --------       --------          -------
Balances at January 31, 1996...........            --           7,480        50,414          --        (22,451)          27,963
  Reincorporation  in the state of
    Delaware...........................            --              --       (50,338)     50,338             --               --
  Issuance of common stock.............            --             779             7       2,097             --            2,104
  Repurchase of common stock...........            --             (54)           (1)       (387)            --             (388)
  Net income...........................            --              --            --          --          2,432            2,432
                                          -----------           -----      --------    --------       --------          -------
Balances at January 31, 1997...........      $     --           8,205      $     82     $52,048       $(20,019)         $32,111
                                          ===========           =====      ========    ========       ========          =======


                            See accompanying notes.

                             INFERENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Organization

  Inference Corporation (the "Company") is engaged in the design, development and marketing of software products for the customer support and service market. The Company offers maintenance, training and consulting services in support of its software.

 Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Foreign Currency Translation

  Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. Foreign exchange transaction gains and losses and translation adjustments are not material in the periods presented.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash equivalents and short-term investments

  The Company considers investments that are highly liquid, readily convertible to cash and that mature within three months from the date of purchase as cash equivalents. Short-term investments generally mature between three months and one year from the purchase date. All cash and short-term investments are classified as held-to-maturity as the Company intends and has the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The carrying values for cash and short-term investments approximate their respective fair values at January 31, 1997 and 1996.

 Property and Equipment

  Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years, except for leasehold improvements which are amortized over the remaining lease term, if lesser.

  Property and equipment at January 31, 1997 and 1996 is as follows (in thousands):

                                                          1997       1996
                                                        --------   --------

       Computer equipment............................   $ 2,130     $1,159
       Furniture & leasehold improvements............     1,612      1,064
       Vehicles......................................        64        131
                                                        -------     ------
          Total......................................     3,806      2,354
       Accumulated depreciation......................    (1,751)      (939)
                                                        -------     ------
          Property and equipment, net................   $ 2,055     $1,415
                                                        =======     ======

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Revenue Recognition

  Product revenues result principally from non-cancelable license agreements that provide customers the non-exclusive right to use the products for a fixed term or on a perpetual basis. Such revenues are recognized upon: (i) execution of a binding agreement; (ii) shipment of the product to the customer; (iii) when the license fee is fixed or determinable; and (iv) when collectability is reasonably assured. If the Company has significant future obligations to the customer, revenues are recognized when such obligations are satisfied.

  The Company enters into maintenance and support agreements with customers that call for the Company to provide technical support and certain product updates. Maintenance revenues received are deferred and recognized on a straight-line basis over the maintenance support period, generally one year. Maintenance and support revenues are included in service revenues in the accompanying Consolidated Statements of Income.

  Service revenues result from contracts with customers for the development and support of system applications. Service revenues are generally recognized as the services are performed. Fixed-price service contracts are recognized on a percentage of completion based on level of effort performed.

 Software Development Costs

  Software development costs incurred subsequent to the determination of the software product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations for fiscal 1997 and 1996, and have been charged to research and development expense in the accompanying statements of income.

 Concentrations of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents, and short term investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic regions. Generally, the Company does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

 Income Taxes

  Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (Note 4). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The Company has not provided U.S. income taxes on the undistributed income of its foreign subsidiaries. The cumulative amount of such income was immaterial as of January 31, 1997.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Net Income Per Share

  Net income per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method) have been included in the computation when dilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, all common and common equivalent shares issued by the Company at an exercise price below the initial public offering price during the twelve-month period prior to the offering have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering.

 Accounting for Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued and is effective for the Company's 1997 fiscal year. As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"), in accounting for stock-based awards to employees. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards, while disclosures required by FAS 123 are included in Note 6 to the financial statements.

 Non-Employee Stock Option Related Expenses

  During fiscal 1997, the Company incurred payroll-related taxes of $215,000 as a result of the exercise of non-qualified stock options held by former Inference employees. In connection with these option exercises, the Company will be able to take a tax deduction, if and when adequate taxable income is earned, for the related compensation expense. However, the tax benefit will be accounted for when utilized as an adjustment to shareholders' equity.

 Non-Recurring Expense

  During fiscal 1995, the Company invested in the development of a new business concept unrelated to its current businesses or product groups, managed by the Company's former Chairman of the Board of Directors. In November 1994, the Company made a strategic decision to discontinue its efforts in this area and in May 1995 licensed this technology to a newly formed company in which the Company was issued an equity interest. The Company has recorded no value related to this equity interest. In connection with the strategic decision, the Company entered into a severance agreement with the Chairman of the Board of Directors effective February 28, 1995, which provided for the continuation of his monthly salary through April 30, 1995. Costs associated with the severance agreement, as well as other costs (principally salaries and related expenses) incurred related to this discontinued business venture have been recorded in fiscal 1995 as a non-recurring expense in the accompanying Consolidated Statements of Operations. In addition, non-recurring expense also includes approximately $200,000 accrued in the fourth quarter of fiscal 1995 for lease payments associated with the early termination of the Company's European headquarters facility lease.

 Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


2.  FINANCIAL INSTRUMENTS

     The following table summarizes the Company's financial instruments as of January 31, 1997 and 1996 (in thousands):

                                                                            1997       1996
                                                                          -------    -------
  Cash and equivalents:
     Cash.............................................................    $ 5,818    $ 3,853
     Commercial paper.................................................     14,523         --
     Money market funds...............................................      8,279      3,802
     U.S. Treasury securities and obligations
          of U.S. government agencies.................................         --     10,964
                                                                          -------    -------
  Total cash and equivalents..........................................    $28,620    $18,619
                                                                          =======    =======

  Short-term investments:
     U.S. Treasury securities and obligations
          of U.S. government agencies.................................         --    $ 7,314
     Commercial paper.................................................        987         --
                                                                          -------    -------
  Total short-term investments........................................    $   987    $ 7,314
                                                                          =======    =======

  Total cash and cash equivalents and short-term investments..........    $29,607    $25,933
                                                                          =======    =======

3.  COMMITMENTS

  The Company leases its facilities and certain computer equipment under various operating leases. Total rental expense under operating leases was approximately $1,448,000, $1,436,000 and $1,770,000 during fiscal 1997, 1996 and 1995, respectively. Future minimum obligations as of January 31, 1997 are as follows (in thousands):


  1998..................................       $ 1,784
  1999..................................         1,562
  2000..................................         1,407
  2001..................................         1,291
  2002..................................         1,294
  Thereafter............................         3,023
                                               -------
                     Total..............       $10,361
                                               =======

4.  INCOME TAXES

    The components of the benefit (provision) for income taxes consists of the following (in thousands):

                                                  1997        1996      1995
                                                 ------     -------     -----
Current:
          Federal.......................         $   --     $   (70)    $  --
          State.........................            (38)        (35)       --
          Foreign.......................            128         (90)     (110)
                                                 ------     -------     -----
               Total....................         $   90     $  (195)    $(110)
                                                 ======     =======     =====


    The Company's effective tax rate differed from the statutory federal income tax rate as follows:

                                                  1997        1996      1995
                                                 ------      ------     -----
Statutory federal income tax (benefit) rate....    34.0%       34.0%     34.0%
State taxes, net of federal benefit............     1.0         0.7        --
Tax benefit from utilization of net operating
    loss carryforward..........................   (48.0)      (28.0)     (4.8)
Effect of foreign operations...................     8.0        (4.2)     (7.4)
Other..........................................     1.0         2.5      12.6
                                                 ------     -------     -----
Effective tax rate.............................   (4.0)%        5.0%     34.4%
                                                 ======     =======     =====

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


4.  INCOME TAXES (CONTINUED)

    Significant components of deferred tax assets (liabilities) and related valuation allowance at January 31, 1997 and 1996 were as follows (in thousands):

                                                               1997        1996
                                                             ---------   --------
  Deferred tax liabilities:
     Capitalized software................................    $     --    $   (85)
                                                             --------    -------
     Total deferred tax liabilities......................          --        (85)

  Deferred tax assets:
     Net operating loss carryforwards....................       7,678      5,462
     General business and foreign tax credits............       1,109      1,109
     Other...............................................       1,712      1,261
                                                             --------    -------
     Total deferred tax assets...........................      10,499      7,832
  Valuation allowance....................................     (10,499)    (7,747)
                                                             --------    -------
  Net deferred tax assets................................          --         85
                                                             --------    -------

  Net deferred taxes.....................................    $     --    $    --
                                                             ========    =======

    Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. The valuation allowance decreased by approximately $1,242,000 during the year ended January 31, 1996, and increased by approximately $2,752,000 during fiscal 1997. The increase in the valuation allowance is due to the increase in the net operating loss resulting from tax benefits associated with stock option activity during fiscal 1997. Deferred tax assets relating to net operating loss carryforwards as of January 31, 1997 include approximately $4,000,000 associated with stock option activity for which any subsequent recognized tax benefits will be credited directly to shareholders' equity.

    At January 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $21,700,000 which expire in various years through 2010 and net operating loss carryforwards for state income tax purposes of approximately $7,500,000 which expire in various years through 2010. The Company also has general business and foreign tax credits of approximately $1,100,000 which expire in various years through 2009.

    Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial limitation if a greater than 50% ownership change were to occur in the future.

5.  CAPITAL STRUCTURE

Initial Public Offering

    In July 1995, the Company completed an initial public offering of 2,130,000 shares of Class A Common Stock and 400,000 shares of outstanding common stock that were offered by certain selling shareholders. The Company received approximately $20 million after deducting expenses and underwriting discounts and commissions.

    Effective with the closing of the initial public offering, the Company's Board of Directors also approved a one-for-five reverse stock split of the Company's common stock and convertible preferred stock. All references in the accompanying consolidated financial statements to the number of shares of common stock, preferred stock and per common share amounts have been adjusted to reflect the reverse stock split.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


5.  CAPITAL STRUCTURE (CONTINUED)

Reincorporation

    In July 1996, the Company was reincorporated in the state of Delaware. As part of this reincorporation, each outstanding share of the California corporation, no par value, common stock was converted into one share of the Delaware corporation, $0.01 par value, common stock. The Company is authorized to issue up to 15,000,000 shares of Class A Common Stock, par value $0.01 per share, 2,000,000 shares of Class B Common Stock, par value $0.01 per share, and 2,000,000 shares of Preferred Stock, par value $0.01 per share.

Common Stock

    The Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. At January 31, 1997 there were 7,015,000 shares of Class A Common Stock and 1,190,000 shares of Class B Common Stock outstanding.

    Class A Common Stock. The holders of the Class A Common Stock are entitled
    --------------------
to one vote per share on all matters submitted to a vote of the shareholders. The holders of shares of Class A Common Stock do not have any preemptive rights or rights to subscribe for additional securities of the Company. Dividends are payable on the Class A Common Stock, when, as and if declared by the Board of Directors out of funds legally available therefor. Each share of Common Stock, irrespective of class, will be treated equally in respect of rights upon liquidation of the Company and rights to dividends, except that, in the case of dividends in the form of Common Stock, shares of any class of Common Stock will be payable only to the holders of that class. Upon liquidation or dissolution of the Company, the holders of the Class A Common Stock and Class B Common Stock are entitled to share ratably in all assets available for distribution to shareholders after payment of all prior claims.

    Class B Common Stock. The rights of the holders of the Class B Common Stock
    --------------------
are identical to those of the Class A Common Stock except with respect to voting and conversion rights. The holders of Class B Common Stock have no right to vote on matters submitted to a vote of shareholders, except (i) as to an amendment of a provision of the Restated Articles of Incorporation that adversely affects the powers, preferences or special rights of the holders of the Class B Common Stock and (ii) as otherwise required by law. Holders may convert shares of Class B Common Stock into Class A Common Stock, except that no holder of shares of Class B Common Stock may convert any such shares to the extent that, as a result, the holder and its affiliates, directly or indirectly, would own, control or have the power to vote more than 5% of the outstanding shares of the Class A Common Stock. A holder of Class A Common Stock also may convert its Class A Common Stock into Class B Common Stock, subject to certain limitations. As currently provided, each conversion will be on a one-for-one basis.

Preferred Stock

    The Board of Directors has the authority to issue the Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

Common Stock Warrants

    At January 31, 1997, there were warrants to purchase 168,000 shares of the Company's common stock outstanding and exercisable with an average exercise price of approximately $5.00 per share. Warrants to purchase approximately 146,000 shares of common stock expire in December 1997; the remaining warrants expire in April 1999.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


5.  CAPITAL STRUCTURE (CONTINUED)

Common Stock Repurchase Program

    In December 1996, the Company's Board of Directors approved a program to repurchase up to 500,000 shares of the Company's Class A Common Stock. The purpose of this program is to reduce the dilutive effect of common stock to be issued under the Company's employee stock plans. In fiscal 1997, the Company repurchased 54,000 shares of its common stock at an average repurchase price of $7.19 per share.

Shareholder  Rights Plan

    In November 1996, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"), which authorized the distribution of one right to purchase one one-hundredth share of Junior Participating Preferred Stock at the rate of one Right for each share of the Company's Common Stock held by shareholders of record as of December 10, 1996. The Rights Plan was adopted to provide protection to shareholders in the event of an unsolicited attempt to acquire the Company.

    Rights are not exercisable until the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of the Company's general voting power or (ii) ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of the Company's general voting power, subject to certain exceptions (the earlier of such dates being called the "Distribution Date"). The Rights are initially exercisable for one one-hundredth of a share of the Company's Junior Participating Preferred Stock at a price of $40.00, subject to adjustment. However, if (i) after the Distribution Date the Company is acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 20% of the Company's Common Stock, then holders of Rights (other than the 20% holder) will be entitled to receive, upon exercise of the Right, Common Stock (or common stock equivalents) of the Company (or in the case of acquisition of the Company, Common Stock of the acquirer) having a market value of two times the exercise price of the Right.

    The Company is entitled to redeem the Rights, for $0.001 per Right, at the discretion of the Board of Directors. The Rights expire in November 2006.

6.  STOCK BASED BENEFIT PLANS

Stock Option Plans

    The Company has authorized stock option plans that cover the issuance of incentive stock options and non-statutory stock options. The plans provide for the granting of options for the purchase of up to 2,100,000 authorized shares of the Company's common stock. There were 437,000 shares available for future option grants under the plans as of January 31, 1997. Under the terms of the plans, options, which expire ten years from date of grant, may be granted to employees, non-employee directors or consultants at prices not less than the fair value at the date of grant. Options principally vest over periods up to four years from the date of grant.

    On November 25, 1996, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company could elect to cancel certain unexercised stock options in exchange for new stock options with an exercise price of $6.13, equal to the closing price of the Company's common stock on November 25, 1996. Approximately 666,000 options were repriced. The vesting schedules and expiration dates of repriced stock options were extended by two years.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


6.  STOCK BASED BENEFIT PLANS (CONTINUED)

    Information relating to the outstanding stock options is as follows:

                                       SHARES         PRICE
                                     ----------   -------------
Outstanding at January 31, 1994...   1,067,000    $ 2.50--$6.75
  Options granted.................     338,000    $ 2.50--$3.75
  Options exercised...............      (4,000)   $        2.50
  Options canceled................    (114,000)   $ 2.50--$6.75
                                     ---------
Outstanding at January 31, 1995...   1,287,000    $ 2.50--$6.75
  Options granted.................     565,000    $7.00--$16.75
  Options exercised...............     (67,000)   $ 2.50--$6.75
  Options canceled................     (81,000)   $2.50--$14.75
                                     ---------
Outstanding at January 31, 1996...   1,704,000    $2.50--$16.25
  Options granted.................   1,197,000    $6.13--$23.50
  Options exercised...............    (753,000)   $2.50--$16.25
  Options canceled................    (860,000)   $2.50--$23.50
                                     ---------
Outstanding at January 31, 1997...   1,288,000    $2.50--$16.25
                                     =========

    Included in the above table as of January 31, 1997 are 374,000 stock options issued and outstanding outside the stock option plan. The options expire at various dates from 1997 to 2005. At January 31, 1997 and 1996, options for 344,000 and 953,000 shares, respectively, were exercisable at $2.50 to $16.25 per share.

    The following table summarizes information concerning options outstanding and exercisable as of January 31, 1997:

                                   OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                     ------------------------------------------------   ------------------------------
                                    WEIGHTED AVERAGE     WEIGHTED
     RANGE OF                          REMAINING         AVERAGE                      WEIGHTED AVERAGE
 EXERCISE PRICES       NUMBER       CONTRACTUAL LIFE  EXERCISE PRICE      NUMBER        EXERCISE PRICE
------------------   ---------      ----------------  ---------------   ---------       --------------
   $2.50--$5.00        384,000            6.14            $ 2.50          315,000            $ 2.51
   $5.00--$7.50        886,000            9.71            $ 6.39           24,000            $ 7.00
  $7.50--$14.75         12,000            8.16            $11.55            3,000            $11.65
  $14.75--$16.25         6,000            8.30            $17.37            2,000            $16.25
------------------   ---------            ----            ------          -------            ------
  $2.50--$16.25      1,288,000            8.62            $ 5.33          344,000            $ 2.98

Stock-Based Compensation

  As permitted under SFAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

  Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after January 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


6.  STOCK BASED BENEFIT PLANS (CONTINUED)

    The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                         OPTIONS            ESPP
                                    ----------------   --------------
                                     1997      1996     1997    1996
                                    ------    ------   ------  ------
Expected life (years).............   2.04       1.85    0.50      --
Expected stock price volatility...   0.85       0.96    0.85      --
Risk-free interest rate...........   6.18%      5.98%   5.26%     --

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, for the years ended January 31, 1997 and 1996 follows (in thousands except for net income (loss) per share information):


                                             1997      1996
                                           --------   -------
Net income - actual.....................    $2,432     $3,773
Net income (loss) - pro forma...........      (189)     2,498

Net income per share - actual...........    $ 0.28     $ 0.51
Net income (loss) per share - pro forma.     (0.02)      0.34

    Because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during fiscal 1997 and 1996, was $10.28 and $13.04, respectively.

7.  EMPLOYEE BENEFIT PLANS

Employee Savings and Retirement Plans

    The Company sponsors an employee savings and retirement plan (the "401(k) Plan") as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. The Company, at the discretion of the Company's Board of Directors, may make contributions to the 401(K) Plan.. The Company has not contributed to the 401(k) Plan since its inception.

    The Company also sponsors a voluntary defined contribution retirement plan (the "UK Plan") for employees in the United Kingdom. Employees may elect to contribute a percentage of their annual gross compensation to the UK Plan. Employer contributions to the UK Plan range between 5% to 12% of participating employees' base salary, depending on the years of experience with the Company. Contributions to the plan were $333,000, $272,000, and $207,000 for the fiscal years 1997, 1996, and 1995, respectively.

Employee Stock Purchase Plan

    In February 1996, the Company adopted an Employee Stock Purchase Plan ("the ESPP") and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Pursuant to the ESPP, employees meeting certain eligibility criteria may purchase shares of the Company's Class A Common Stock, subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan. During fiscal 1997, a total of 12,000 shares were issued under the ESPP at $5.21 per share. At January 31, 1997, a total of 488,000 shares remained available for future issuance under the ESPP.

                             INFERENCE CORPORATION

                               JANUARY 31, 1997


8.  REORGANIZATION AND DIVESTITURE OF BUSINESS UNIT

    Effective May 1, 1995, the Company transferred certain assets and liabilities of the application development and solutions product line to a wholly-owned subsidiary of the Company and distributed all of the shares of such subsidiary to the Company's shareholders (the "Spin-Off"). As part of the Spin-Off, the Company entered into an agreement (the "Administrative Services Agreement") with the Tools Business to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. The term of this agreement extended through January 31, 1996. The amount received for these services was approximately $760,000 and was accounted for as an offset against expenses. Revenues for the Tools Business was $1,928,000 for the quarter ended April 30, 1995.

9.  RELATED PARTY TRANSACTIONS

    The Company earned revenues on product sales and services from two shareholders in the amounts of $1,722,000 and $2,028,000, during fiscal 1996 and
1995, respectively.   No revenue was earned from either of these shareholders
during fiscal 1997. At January 31, 1996 the related accounts receivable balance from these shareholders was $241,000.

    In July 1996, the Company agreed to sell its minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 ("Investment Amount"), pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. The Company's gain on this transaction will be recorded if and when the Company receives the Investment Amount, expected by the Company to be on or about July 31, 1997, in common stock of Quarterdeck or cash, at the option of Quarterdeck. Total revenues earned on one-time product sales to Limbex were $1,011,000 in fiscal 1997.

10. SIGNIFICANT CUSTOMER AND GEOGRAPHIC DATA

    Information relating to the Company's geographic areas is as follows (in thousands):

                                     TOTAL       OPERATING     IDENTIFIABLE
                                    REVENUES   INCOME (LOSS)      ASSETS
                                    --------   -------------   ------------
  Year ended January 31, 1997:
       North America.............    $21,408         $1,974         $34,172
       International.............     14,582           (362)          8,069
                                     -------         ------         -------
        Total....................    $35,990         $1,612         $42,241
                                     =======         ======         =======
  Year ended January 31, 1996:
       North America.............    $15,845         $1,826         $30,381
       International.............     13,550          1,630           6,514
                                     -------         ------         -------
        Total....................    $29,395         $3,456         $36,895
                                     =======         ======         =======
  Year ended January 31, 1995:
       North America.............    $19,128         $ (109)        $ 8,763
       International.............      9,371            344           4,177
                                     -------         ------         -------
        Total....................    $28,499         $  235         $12,940
                                     =======         ======         =======

    In fiscal 1996, the Company earned revenue from one customer in the amount of $3,217,000, which represented 11% of total revenues. No customer accounted for more than 10% of revenues in fiscal 1997 or fiscal 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) if the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INFERENCE CORPORATION

 Date:  April 24, 1997             By:  /s/ William D. Griffin
                                        ----------------------
                                        William D. Griffin
                                        Chief Financial Officer
                                        and Senior Vice President

 POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter R. Tierney and William D. Griffin, and each of them, his attorneys-in fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or substitutes may do or cause to be done by virtue hereof.

    Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Peter R. Tierney           Chairman of the Board, President               April 24, 1997
--------------------           Chief Executive Officer (Principal
  (Peter R. Tierney)           Executive Officer) and Director

/s/ William D. Griffin         Chief Financial Officer (Principal             April 24, 1997
----------------------         Financial and Accounting Officer)
  (William D. Griffin)         and Senior Vice President

/s/ Dean O. Allen              Director                                       April 24, 1997
-----------------
  (Dean O. Allen)

/s/ Thomas Davenport           Director                                       April 24, 1997
--------------------
  (Thomas Davenport)

/s/ C. Scott Gibson            Director                                       April 24, 1997
-------------------
  (C. Scott Gibson)

/s/ Anthony Sun                Director                                       April 24, 1997
---------------
  (Anthony Sun)

                                 EXHIBIT INDEX

                                                                                                               SEQUENTIAL
                                                                                                                  PAGE
EXHIBIT NO.      DESCRIPTION                                                                                     NUMBER
-----------      -----------                                                                                     ------
 2.1            Agreement of Merger dated as of July 5, 1996 by and between the Registrant and its predecessor
                  (merger agreement effectuating the reincorporation of the Registrant into Delaware). (3)

 3.1            Certificate of Incorporation of the Registrant. (3)
 3.2            Bylaws of the Registrant. (3)

 4.1            Reference is made to Exhibits 3.1. and 3.2.
 4.2            Master Registration Rights Agreement, dated as of December 5, 1984, by and among the
                  Registrant and the investors named therein, as amended and supplemented. (1)
 4.3            Second Amended and Restated Demand Registration Rights Agreement, dated as of April 19,
                  1993, by and among the Registrant and the investors named therein. (1)
 4.4            Rights Agreement, dated as of November 25, 1996, between Registrant and Harris Trust Company of California (incorporated by reference to Exhibit 2 to Registrant's Registration Statement
                  on Form 8-A dated November 27, 1996 on file with the Securities and Exchange Commission
                  ("Form 8-A")).
 4.5            Form of Certificate of Designations of Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Form 8-A).

10.1*           The Amended and Restated Inference Corporation 1993 Stock Option Plan and forms of agreement thereunder. (1)
10.2*           The Registrant's Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified
                  Stock Option Plan and forms of agreements thereunder. (1)
10.3*           The Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to
                  Registrant's Current Report on Form 8-K dated July 8, 1996 on file with the Securities and
                  Exchange Commission ("July Form 8-K")).
10.4            Master Contribution and Spin-Off Agreement dated as of May 1, 1995 between the Registrant and Brightware. (1)
10.5            Assumption Agreement executed by Brightware dated as of May 1, 1995. (1)
10.6            Distributorship and Licensing Agreement dated as of May 1, 1995 between Brightware as Owner and the Registrant as Distributor. (1)
10.7            Distributorship and Licensing Agreement dated as of May 1, 1995 between Brightware as Owner and Inference Ltd. as Distributor. (1)
10.8            Distributorship and Licensing Agreement dated as of May 1, 1995 between the Registrant as
                  Owner and Brightware as Distributor. (1)
10.9            Administration and General Service Agreement dated as of May 1, 1995 between the Registrant and Brightware. (1)
10.10           Technology Transfer and License Agreement dated as of May 1, 1995 between the Registrant and Brightware. (1)
10.11*          Executive Employment Agreement effective as of February 1, 1997 between the Registrant and William D. Griffin. (4)
10.12*          Executive Employment Agreement effective as of February 1, 1997 between the Registrant and Peter R. Tierney. (4)
10.13*          Amendment No. 1 to Registrant's Amended and Restated 1993 Stock Option Plan dated
                  February 14, 1996 (incorporated by reference to Exhibit 10.2 to the July Form 8-K).
10.14*          Amendment No. 2 to Registrant's Amended and Restated 1993 Stock Option Plan dated
                  March 28, 1996 (incorporated by reference to Exhibit 10.3 to the July Form 8-K).
10.15-10.16     Not used
10.17           Knowledge-Pak Reseller License Agreement dated May 1, 1994 between the Registrant and
                  ServiceWare, Inc. (1)
10.18-10.20     Not used
10.21           Distributorship and Licensing Agreement dated June 20, 1988 between the Registrant and
                  Nichimen Corporation, and Adenda thereto. (1)
10.22           Not used
10.23           Golden Gate Plaza Full Service Lease dated October 14, 1994 between Novato Gateway
                  Associates and the Registrant. (1)
10.24-10.25     Not used
10.26           License Agreement for Distribution of Third Party Components with Microsoft Products dated
                  April 30, 1993 between the Registrant and Microsoft Corporation. (1)
10.27           Agreement and Plan of Reorganization dated August 13, 1996 among Quarterdeck Corporation,
                  Limbex Corporation, the Registrant and the other shareholders of Limbex Corporation named therein. (4)


                                                                                                                SEQUENTIAL
                                                                                                                   PAGE
EXHIBIT NO.    DESCRIPTION                                                                                        NUMBER
----------     -----------                                                                                        ------
10.28          License Agreement dated January 31, 1994 between the Registrant and International Business
                 Machines Corporation, together with amendments thereto. (1)
10.29          Software License, Customization and Maintenance Agreement dated April 28, 1995 between the
                 Registrant and Bank of America National Trust and Savings Association. (1)
10.30          Not used
10.31          Agreement G 16187 D for the Procurement of License and Maintenance of Software and
                 Software Development dated February 1, 1991 between the Registrant and American Telephone and Telegraph Company, together with amendments and related order agreements thereto. (2)
10.32          Agreement for Underleases dated March 1, 1995 between the Registrant and Digital Equipment
                 Co. Limited (lease for the facility in the United Kingdom). (1)
10.33          Technology License Agreement dated May 9, 1995 between the Registrant and Limbex
                 Corporation. (1)
10.34          Software License and Maintenance Agreement dated September 22,1995 between the
                 Registrant and ICL Sorbus UK Limited. (2)
10.35          License and Consulting Agreements dated March 30, 1995 between the Registrant and Gateway 2000. (2)
10.36-10.39    Not used
10.40*         Indemnification Agreement dated August 21, 1995 between the Registrant and William D.
                 Griffin. (2)
10.41*         Indemnification Agreement dated August 21, 1995 between the Registrant and Peter R.
                 Tierney. (2)
10.42*         Indemnification Agreement dated August 21, 1995 between the Registrant and John Binns. (2)
10.43*         Indemnification Agreement dated May 30, 1996 between the Registrant and Christopher
                 McKee. (4)
10.44*         Indemnification Agreement dated February 7, 1997 between the Registrant and Glen D.
                 Vondrick. (4)
10.45*         Indemnification Agreement dated August 21, 1995 between the Registrant and Dean O. Allen. (2)
10.46*         Indemnification Agreement dated February 7, 1997 between the Registrant and Thomas
                 Davenport. (4)
10.47*         Indemnification Agreement dated August 21, 1995 between the Registrant and Scott Gibson. (2)
10.48*         Indemnification Agreement dated August 21, 1995 between the Registrant and Anthony Sun. (2)

11.1           Computation of Earnings Per Share. (4)

21.1           Subsidiaries of the Registrant. (4)

23.1           Consent of Independent Auditors. (4)

__________________________
       * Denotes a compensation plan or other agreement under which directors or executive officers may participate.

      (1) Incorporated by reference to Exhibit of same number to the Registrant's Registration Statement on Form S-1, as amended (file no. 33-92386) on file with the Securities and Exchange Commission .

      (2) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.

      (3) Incorporated by reference to Exhibit of same number to the Registrant's Current Report on Form 8-K dated November 25, 1996.

      (4) Filed herewith.

                     (THIS PAGE INTENTIONALLY LEFT BLANK)

                     (THIS PAGE INTENTIONALLY LEFT BLANK)