Form 10-Q
period 1997-04-30
INFERENCE CORP /CA/
filed 1997-05-29
CIK 945446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                    FORM 10-Q

 (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the quarterly period ended                  Commission File Number
       APRIL 30, 1997                                    0-26334
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

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

     Yes   x    No
          ---      ---

     As of May 24, 1997, there were 6,845,513 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                              INFERENCE CORPORATION

                                      INDEX

                                                                         PAGE
PART I    FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            at April 30, 1997 and January 31, 1997.......................   3

          Condensed Consolidated Statements of Operations
            for the Three Months Ended April 30, 1997 and 1996...........   4

          Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended April 30, 1997 and 1996...........   5

          Notes to Condensed Consolidated Financial Statements...........   6

ITEM 2.   Management's Discussion and Analysis of Financial
            Conditionand Results of Operations...........................   7


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................  12

ITEM 2.   Changes in Securities..........................................  12

ITEM 3.   Defaults upon Senior Securities................................  12

ITEM 4.   Submission of Matters to a Vote of Security  Holders...........  12

ITEM 5.   Other Information..............................................  12

ITEM 6.   Exhibits and Reports on Form 8-K...............................  12

          Signature......................................................  13

          Exhibit Index..................................................  14

          Exhibit 11.....................................................  15


                              INFERENCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                      APRIL 30,          JANUARY 31,
                                                                        1997                1997
                                                                        ----                ----
ASSETS

Current assets:
   Cash and cash equivalents ...................................   $ 29,063,000         $ 28,620,000
   Short-term investments ......................................             --              987,000
   Accounts receivable, net ....................................      7,154,000            9,794,000
   Other current assets ........................................        679,000              692,000
                                                                   ------------         ------------
     Total current assets ......................................     36,896,000           40,093,000
Property and equipment, net ....................................      2,110,000            2,055,000
Other assets                                                            113,000               93,000
                                                                   ------------         ------------
                                                                   $ 39,119,000         $ 42,241,000
                                                                   ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.......................................... .    $    864,000         $  1,113,000
   Accrued salaries and related items ..........................      1,440,000            1,539,000
   Other accrued liabilities ...................................      1,863,000            2,082,000
   Deferred revenue ............................................      5,065,000            5,396,000
                                                                   ------------         ------------
     Total current liabilities .................................      9,232,000           10,130,000


Shareholders' equity:
   Common stock ................................................         80,000               82,000
   Additional paid-in capital ..................................     50,769,000           52,048,000
   Accumulated deficit .........................................    (20,962,000)         (20,019,000)
                                                                   ------------         ------------
     Total shareholders' equity ................................     29,887,000           32,111,000
                                                                   ------------         ------------
                                                                   $ 39,119,000         $ 42,241,000
                                                                   ============         ============











                             See accompanying notes.

                              INFERENCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       Three Months Ended April 30,
                                                       ----------------------------
                                                           1997            1996
                                                           ----            ----
REVENUES:
    Products ........................................ $ 3,218,000      $ 4,978,000
    Services ........................................   3,876,000        4,149,000
                                                      -----------      -----------
        Total revenues ..............................   7,094,000        9,127,000

OPERATING COSTS AND EXPENSES:
    Cost of product revenues ........................     243,000          346,000
    Cost of service revenues ........................   2,207,000        2,432,000
    Product development .............................   1,045,000          711,000
    Sales and marketing .............................   3,960,000        4,188,000
    General and administrative ......................     923,000          749,000
                                                      -----------      -----------
        Total operating costs and expenses ..........   8,378,000        8,426,000
                                                      -----------      -----------
Income (loss)from operations ........................  (1,284,000)         701,000
Non-employee stock option expenses ..................          --         (215,000)
Interest income .....................................     355,000          321,000
Interest expense and other, net......................     (14,000)         (29,000)
                                                      -----------      -----------
Income (loss)before income taxes ....................    (943,000)         778,000
Provision for income taxes...........................          --           25,000
                                                      -----------      -----------

Net income (loss) ................................... $  (943,000)     $   753,000
                                                      ===========      ===========


Net income (loss) per share ......................... ($     0.12)     $      0.09
                                                      ===========      ===========

Shares used in computing net income (loss) per share    8,111,000        8,640,000
                                                      ===========      ===========







                             See accompanying notes.

                              INFERENCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               Three Months Ended April 30,
                                                               ----------------------------
                                                                   1997            1996
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss) .....................................  ($   943,000)     $    753,000
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
    Depreciation and amortization ........................       226,000           113,000
    Changes in operating assets and
     liabilities:
        Accounts receivable ..............................     2,640,000           (65,000)
        Other current assets .............................        13,000            38,000
        Other assets .....................................       (20,000)          (47,000)
        Accounts payable .................................      (249,000)         (527,000)
        Accrued salaries and related items ...............       (99,000)         (279,000)
        Other accrued liabilities ........................      (219,000)         (318,000)
        Deferred revenue .................................      (331,000)         (369,000)
                                                            ------------      ------------
   Net cash provided by (used in) operating activities ...     1,018,000          (701,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Maturity of short-term investments ....................       987,000         3,607,000
   Purchases of property and equipment ...................      (281,000)         (386,000)
                                                            ------------      ------------
   Net cash provided by investing activities .............       706,000         3,221,000

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common stock ............        21,000         1,291,000
   Repurchase of common stock ............................    (1,302,000)               --
                                                            ------------      ------------
   Net cash provided by (used in) financing activities ...    (1,281,000)        1,291,000
                                                            ------------      ------------

Net increase in cash and cash equivalents ................       443,000         3,811,000
Cash and cash equivalents at beginning of period .........    28,620,000        18,619,000
                                                            ------------      ------------


Cash and cash equivalents at end of period ...............  $ 29,063,000      $ 22,430,000
                                                            ============      ============
----------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period .......................  $      3,000      $     13,000
                                                            ============      ============
   Income taxes paid during the period ...................  $     12,000            51,000
                                                            ============      ============





                             See accompanying notes.

                              INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997, included in the Annual Report on Form 10-K. The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for the Company's fiscal year ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options and warrants will be excluded in the calculation of primary or basic earnings per share. The adoption of SFAS 128 is expected to have no impact on the net loss per share for the three months ended April 30, 1997; however, for the three months ended April 30, 1996, basic net income per share would increase by $0.01. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be material.


3.   NON-EMPLOYEE STOCK OPTION RELATED EXPENSES

     During the three months ended April 30, 1996, the Company incurred payroll-related taxes of $215,000 as a result of the exercise of non-qualified stock options held by former Inference employees. In connection with these option exercises, the Company will be able to take a tax deduction, if and when adequate taxable income is earned, for the related compensation expense. However, the tax benefit will be accounted for when utilized as an adjustment to shareholders' equity.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

    The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


THREE MONTHS ENDED APRIL 30, 1996 AND APRIL 30, 1997

Overview

    In the quarter ended April 30, 1997, the Company did not meet its planned operating results, which included a year over year decline in product revenues, both in the Americas and internationally. The Company attributes the decline in product revenues to several factors, including but not limited to: a) implementing the Company's new sales distribution model - which includes the establishment of direct territorial and market oriented sales teams and channel/partner sales teams; b) lower productivity by the sales organization in all geographic areas, especially international regions; c) the impact on the Americas sales organizations from the hiring of a new Senior Vice President; d) the significant turnover in sales personnel in the Americas operations; and e) the increased competitive environment in which the Company operates.

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

    Total revenues decreased 22% from $9,127,000 in the three months ended April 30, 1996 to $7,094,000 in the three months ended April 30, 1997.

    Total revenues from the Americas operations decreased from $5,821,000 in the three months ended April 30, 1996 to $4,532,000 in the three months ended April 30, 1997, representing a 22% decrease. Total international revenues decreased from $3,306,000 in the three months ended April 30, 1996 to $2,562,000 in the three months ended April 30, 1997, representing a 23% decrease. Total international revenues for the three months ended April 30, 1996 and April 30, 1997 represented 36% of total revenues. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and manages over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

    Product revenues decreased from $4,978,000 in the three months ended April 30, 1996 to $3,218,000 in the three months ended April 30, 1997, representing a 35% decrease. The decline in revenues from products was due to lower unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 54% and 45% of total revenues for the three months ended April 30, 1996 and April 30, 1997, respectively. During the three months ended April 30, 1997, one customer accounted for 29% of total product revenues.

    Product revenues from the Americas operations decreased from $3,265,000 in the three months ended April 30, 1996 to $2,210,000 in the three months ended April 30, 1997, representing a 32% decrease. International product revenues decreased from $1,713,000 in the three months ended April 30, 1996 to $1,008,000 in the three months ended April 30, 1997, representing a 41% decrease.

    Total service revenues decreased from $4,149,000 in the three months ended April 30, 1996 to $3,876,000 in the three months ended April 30, 1997, representing a 7% decrease.

    Service revenues from the Americas operations decreased from $2,556,000 in the three months ended April 30, 1996 to $2,322,000 in the three months ended April 30, 1997, representing a 9% decrease. International service revenues decreased from $1,593,000 in the three months ended April 30, 1996 to $1,554,000 in the three months ended April 30, 1997, representing a 2% decrease.


Cost of Product Revenues

    Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $346,000 in the three months ended April 30, 1996 to $243,000 in the three months ended April 30, 1997, representing a 30% decrease. The gross margin on product revenues was 93% and 92% for the three months ended April 30, 1996 and April 30, 1997, respectively.


 Cost of Service Revenues

    Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased from $2,432,000 in the three months ended April 30, 1996 to $2,207,000 in the three months ended April 30, 1997, representing a 9% decrease. The gross margin on service revenues was 41% and 43% for the three months ended April 30, 1996 and April 30, 1997, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.


Product Development

    Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased from $711,000 in the three months ended April 30, 1996 to $1,045,000 in the three months ended April 30, 1997, representing a 47% increase. This increase is the result of the Company's strategy to continue to invest in enhancing and further developing the CBR Content Navigator product line. Product development expense as a percentage of revenues was 8% and 15% for the three months ended April 30, 1996 and April 30, 1997, respectively.


 Sales and Marketing

    Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense decreased from $4,188,000 in the three months ended April 30, 1996 to $3,960,000 in the three months ended April 30, 1997, representing a 5% decrease. This decrease is the result of a loss of headcount in the Company's sales force in the Americas. The Company intends to aggressively hire sales personnel to re-staff and expand its direct sales force, primarily in the Americas. Sales and marketing expense as a percentage of revenues was 46% and 56% for the three months ended April 30, 1996 and April 30, 1997, respectively.

General and Administrative

    General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased from $749,000 in the three months ended April 30, 1996 to $923,000 in the three months ended April 30, 1997, representing a 23% increase. This increase is primarily attributable to increased staffing, both domestically and internationally. General and administrative expense as a percentage of revenues was 8% and 13% for the three months ended April 30, 1996 and April 30, 1997, respectively.


Other Income and Provision for Income Taxes

    Other income and expense, primarily interest income, increased from $292,000 in the three months ended April 30, 1996 to $341,000 in the three months ended April 30, 1997. The Company's provision for income taxes in the three months ended April 30, 1996 represented the accrual of foreign taxes and federal alternative minimum taxes.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents and short-term investments at April 30, 1997 were $29,063,000, a decrease of $544,000 since January 31, 1997. Working capital at April 30, 1997 was $27,664,000.

    Net cash provided by operating activities amounted to $1,018,000 during the three months ended April 30, 1997, as compared to net cash used in operating activities of $701,000 during the three months ended April 30, 1996.

    Investing activities for the three months ended April 30, 1997 included $281,000 for purchases of property and equipment. The Company has no significant capital commitments as of April 30, 1997.

    Cash used in financing activities for the three months ended April 30, 1997 included $1,302,000 for the repurchase of 175,000 shares of the Company's common stock.

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    Fluctuations in Quarterly Operating Results. The Company has experienced
    -------------------------------------------
significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. Typically, revenues, operating income and net income for the Company's fourth quarter are higher than those for the first quarter of the following year. In addition, the Company has historically recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. The Company generally ships orders as they are received and as a result has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. The sales cycle typically ranges from three to nine months, and license signing may be delayed for a number of reasons outside of the control of the Company. Because the Company's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will remain profitable.

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

    Rapid Technological Change; Product Transitions. The market for the
    -----------------------------------------------
Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success depends upon its ability to continue to enhance its existing products, develop and introduce in a timely manner new products incorporating technological advances, and respond to customer requirements. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected.

    Competition. The market for customer support software is highly competitive,
    -----------
and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors are Answer Systems, Inc., Astea International Inc., Clarify, Inc. and Software Artistry, Inc. Furthermore, many potential customers develop internal solutions by creating business applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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

    Pricing. The Company believes that its products are competitively priced
    --------
with other products in the customer support market. However, the market for the Company's products is highly competitive, and the Company expects that it will face increasing pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales. In addition, the Company expects increased competition and intends to invest significantly in its business. As a result, there can be no assurance that the Company will remain profitable on a quarterly or annual basis.

    Dependence Upon Key Personnel. In recent years, the Company has experienced
    ------------------------------
changes in its operations which have placed significant demands on the Company's administrative, operational and financial resources. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

    Product Concentration. The Company currently derives substantially all of
    ----------------------
its revenues from licenses of CBR products and associated services. Broad market acceptance of CBR products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of CBR products as a result of competition, technological change or otherwise would have a material adverse effect on the business, operating results and financial condition of the Company.

    Possible Volatility of Stock Price. The trading price of the Company's Class
    ----------------------------------
A Common Stock has been and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates or recommendations by securities analysts and other events or factors. In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the trading price of the Company's Class A Common Stock.

    Uncertainty of Proprietary Rights. The Company's success depends in part
    ---------------------------------
upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

                                    Dated:  May 29, 1997

                                  EXHIBIT INDEX



                                                                 Sequentially
  Exhibit                                                          Numbered
  Number                 Description of Exhibit                      Page
  ------                 ----------------------                      ----

    11       Statement of Computation of Earnings Per Share           15