Form 10-Q
period 1997-07-31
INFERENCE CORP /CA/
filed 1997-09-05
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                 FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

   For the quarterly period ended                    Commission File Number
           July 31, 1997                                     0-26334
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

                          ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   x     No _____
    -----


As of September 2, 1997, there were 6,648,468 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I    FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
           at July 31 and January 31, 1997 ......................................................   3

          Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended July 31, 1997 and 1996.....................................   4

          Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended July 31, 1997 and 1996 ..............................................   5

          Notes to Condensed Consolidated Financial Statements ..................................   6

ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..................................................   7

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings .....................................................................  14

ITEM 2.   Changes in Securities .................................................................  14

ITEM 3.   Defaults upon Senior Securities........................................................  14

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  14

ITEM 5.   Other Information......................................................................  14

ITEM 6.   Exhibits and Reports on Form 8-K.......................................................  14

          Signature .............................................................................  15

          Exhibit Index..........................................................................  16

          Exhibit 3.1............................................................................  17

          Exhibit 11.............................................................................  18

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                            JULY 31,       JANUARY 31,
                                              1997            1997
                                          -------------   -------------
ASSETS

Current assets:
 Cash and cash equivalents.............   $ 26,906,000    $ 28,620,000
 Short-term investments................             --         987,000
 Accounts receivable, net..............      6,113,000       9,794,000
 Other current assets..................        849,000         692,000
                                          ------------    ------------
  Total current assets.................     33,868,000      40,093,000
Property and equipment, net............      2,380,000       2,055,000
Other assets...........................        130,000          93,000
                                          ------------    ------------
                                          $ 36,378,000    $ 42,241,000
                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable......................   $  1,127,000    $  1,113,000
 Accrued salaries and related items....      1,090,000       1,539,000
 Other accrued liabilities.............      1,997,000       2,082,000
 Deferred revenue......................      4,274,000       5,396,000
                                          ------------    ------------
  Total current liabilities............      8,488,000      10,130,000


Shareholders' equity:
 Common stock..........................         78,000          82,000
 Additional paid-in capital............     49,680,000      52,048,000
 Accumulated deficit...................    (21,868,000)    (20,019,000)
                                          ------------    ------------
  Total shareholders' equity...........     27,890,000      32,111,000
                                          ------------    ------------
                                          $ 36,378,000    $ 42,241,000
                                          ============    ============

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JULY 31,                          JULY 31,
                                                 ------------------------------   -------------------------------

                                                      1997            1996             1997             1996
                                                 --------------   -------------   --------------   --------------
REVENUES:
  Products.....................................    $ 2,709,000      $5,503,000      $ 5,927,000      $10,481,000
  Services.....................................      4,011,000       3,870,000        7,886,000        8,019,000
                                                   -----------      ----------      -----------      -----------
    Total revenues.............................      6,720,000       9,373,000       13,813,000       18,500,000

OPERATING COSTS AND EXPENSES:
  Cost of product revenues.....................        246,000         371,000          488,000          716,000
  Cost of service revenues.....................      2,097,000       2,311,000        4,304,000        4,743,000
  Product development..........................      1,141,000         834,000        2,185,000        1,545,000
  Sales and marketing..........................      3,484,000       4,130,000        7,443,000        8,318,000
  General and administrative...................        983,000         875,000        1,907,000        1,625,000
                                                   -----------      ----------      -----------      -----------
    Total operating costs and expenses.........      7,951,000       8,521,000       16,327,000       16,947,000
                                                   -----------      ----------      -----------      -----------
Income (loss) from operations..................     (1,231,000)        852,000       (2,514,000)       1,553,000
Costs of attempted secondary offering..........             --        (315,000)              --         (315,000)
Non-employee stock option expenses.............             --              --               --         (215,000)
Interest income................................        379,000         330,000          733,000          651,000
Interest expense and other, net................        (54,000)         (3,000)         (68,000)         (32,000)
                                                   -----------      ----------      -----------      -----------
Income (loss) before income taxes..............       (906,000)        864,000       (1,849,000)       1,642,000
Provision for income taxes.....................             --              --               --           25,000
                                                   -----------      ----------      -----------      -----------

Net income (loss)..............................    $  (906,000)     $  864,000      $(1,849,000)     $ 1,617,000
                                                   ===========      ==========      ===========      ===========


Net income (loss) per share....................    $     (0.11)     $     0.10      $     (0.23)           $0.19
                                                   ===========      ==========      ===========      ===========

Shares used in computing
      net income (loss) per share..............      7,915,000       8,780,000        8,011,000        8,692,000
                                                   ===========      ==========      ===========      ===========



                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JULY 31,
                                                                        -----------------------------

                                                                            1997            1996
                                                                        -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)....................................................    $(1,849,000)   $ 1,617,000
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
  Depreciation and amortization......................................        420,000        388,000
  Changes in operating assets and liabilities:
    Accounts receivable..............................................      3,681,000     (1,422,000)
    Other current assets.............................................       (157,000)      (777,000)
    Other assets.....................................................        (37,000)       (15,000)
    Accounts payable.................................................         14,000       (523,000)
    Accrued salaries and related items...............................       (449,000)       (57,000)
    Other accrued liabilities........................................        (85,000)      (369,000)
    Deferred revenue.................................................     (1,122,000)        78,000
                                                                         -----------    -----------
Net cash provided by (used in) operating activities..................        416,000     (1,080,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of short-term investments...................................        987,000      3,607,000
Purchases of short-term investments..................................             --        (51,000)
Purchases of property and equipment..................................       (745,000)      (666,000)
                                                                         -----------    -----------
Net cash provided by investing activities............................        242,000      2,890,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock...........................        229,000      1,662,000
Repurchase of common stock...........................................     (2,601,000)            --
                                                                         -----------    -----------
Net cash provided by (used in) financing activities..................     (2,372,000)     1,662,000
                                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents.................     (1,714,000)     3,472,000
Cash and cash equivalents at beginning of period.....................     28,620,000     18,619,000
                                                                         -----------    -----------

Cash and cash equivalents at end of period...........................    $26,906,000    $22,091,000
                                                                         ===========    ===========
________________________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period......................................    $     3,000    $    19,000
                                                                         ===========    ===========
Income taxes paid during the period..................................    $    12,000    $    56,000
                                                                         ===========    ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997, included in the Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for the Company's fiscal year ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options and warrants will be excluded in the calculation of primary or basic earnings per share. The adoption of SFAS 128 is expected to have no impact on the net loss per share for the three or six months ended July 31, 1997; however, for the three months ended July 31, 1996, basic net income per share would increase by $0.01, and for the six months ended July 31, 1996, basic net income per share would increase by $0.01. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be material.


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

OVERVIEW

  In the three and six month periods ended July 31, 1997, the Company did not meet its planned operating results, which included a year over year decline in product revenues, both in the Americas and internationally. The Company attributes the decline in product revenues to several factors, including but not limited to: a) implementing the Company's new sales distribution model - which includes the establishment of direct territorial and market oriented sales teams and channel/partner sales teams; b) lower productivity by the sales representatives in all geographic areas; c) the impact on the Americas sales organizations from the hiring of a new Senior Vice President; d) the significant turnover in sales personnel world-wide, especially in the Americas operations; and e) the increased competitive environment in which the Company operates.


THREE MONTHS ENDED JULY 31, 1996 AND JULY 31, 1997

Revenues

  The Company's revenues are derived principally from two sources: (i) fees from licenses of the Company's software products and technology and (ii) fees from consulting services, maintenance (technical support and upgrades of software products) and training. Product revenues result principally from non-cancelable license agreements that provide customers the non-exclusive right to use the products for a fixed term or on a perpetual basis. Such revenues are recognized upon: (i) execution of a binding agreement; (ii) shipment of the product to the customer; (iii) when the license fee is fixed or determinable; and (iv) when collectability is reasonably assured. Revenues from consulting and training are recognized as the related services are performed, and maintenance revenues are deferred and recognized over the term of the Company's maintenance contracts, typically one year.

  Total revenues decreased 28% from $9,373,000 in the three months ended July 31, 1996 to $6,720,000 in the three months ended July 31, 1997, due to various factors discussed above in the Overview.

  Total revenues from the Americas operations decreased from $6,175,000 in the three months ended July 31, 1996 to $3,784,000 in the three months ended July 31, 1997, representing a 39% decrease. Total international revenues decreased from $3,198,000 in the three months ended July 31, 1996 to $2,936,000 in the three months ended July 31, 1997, representing an 8% decrease. Total international revenues for the three months ended July 31, 1996 and July 31, 1997 represented 34% and 44% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, Germany, France and the Netherlands, offering licenses and consulting services, and also agreements with over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

  Product revenues decreased from $5,503,000 in the three months ended July 31, 1996 to $2,709,000 in the three months ended July 31, 1997, representing a 51% decrease. The decline in revenues from products was due to significantly lower unit sales volumes, because of factors previously discussed in Overview; the prices of the Company's products have remained relatively constant. Product revenues represented 59% and 40% of total revenues for the three months ended July 31, 1996 and July 31, 1997, respectively. During the three months ended July 31, 1997, one customer accounted for 31% of total product revenues, or 12% of total revenues.

  Product revenues from the Americas operations decreased from $3,827,000 in the three months ended July 31, 1996 to $1,267,000 in the three months ended July 31, 1997, representing a 67% decrease. International product revenues decreased from $1,676,000 in the three months ended July 31, 1996 to $1,442,000 in the three months ended July 31, 1997, representing a 14% decrease.

  Total service revenues increased from $3,870,000 in the three months ended July 31, 1996 to $4,011,000 in the three months ended July 31, 1997, representing a 4% increase.

  Service revenues from the Americas operations increased from $2,348,000 in the three months ended July 31, 1996 to $2,517,000 in the three months ended July 31, 1997, representing a 7% increase. International service revenues decreased from $1,522,000 in the three months ended July 31, 1996 to $1,494,000 in the three months ended July 31, 1997, representing a 2% decrease.


Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $371,000 in the three months ended July 31, 1996 to $246,000 in the three months ended July 31, 1997, representing a 34% decrease. The gross margin on product revenues was 93% and 91% for the three months ended July 31, 1996 and July 31, 1997, respectively. The lower gross margin for the three months ended July 31, 1997 was the result the decreased product sales volume.


Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased from $2,311,000 in the three months ended July 31, 1996 to $2,097,000 in the three months ended July 31, 1997, representing a 9% decrease. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support. The gross margin on service revenues was 40% and 48% for the three months ended July 31, 1996 and July 31, 1997, respectively. The gross margin on service revenues for the three months ended July 31, 1997 was higher as a result of the achievement of certain significant milestones relating to various consulting projects, the high utilization of America's consultants, as well as the continued high rate of renewal associated with the Company's maintenance support business. Going forward, it is expected that this higher than usual gross margin on service revenues will not continue.


Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased from $834,000 in the three months ended July 31, 1996 to $1,141,000 in the three months ended July 31, 1997, representing a 37% increase. This increase is primarily the result of the Company's strategy to continue to invest in enhancing and further developing the CBR Content Navigator product line. Product development expense as a percentage of total revenues was 9% and 17% for the three months ended July 31, 1996 and July 31, 1997, respectively.

Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense decreased from $4,130,000 in the three months ended July 31, 1996 to $3,484,000 in the three months ended July 31, 1997, representing a 16% decrease. This decrease is the result of reduced headcount in the Company's sales force in the Americas and internationally. The Company intends to aggressively hire sales personnel to staff and expand its direct sales force, primarily in the Americas. Sales and marketing expense as a percentage of total revenues was 44% and 52% for the three months ended July 31, 1996 and July 31, 1997, respectively.


General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased from $875,000 in the three months ended July 31, 1996 to $983,000 in the three months ended July 31, 1997, representing a 12% increase. This increase is primarily attributable to increased staffing, both domestically and internationally. General and administrative expense as a percentage of total revenues was 9% and 15% for the three months ended July 31, 1996 and July 31, 1997, respectively.


Interest Income, Expense and Other

  Other income and expenses, primarily interest income, decreased from $327,000 in the three months ended July 31, 1996 to $325,000 in the three months ended July 31, 1997.



SIX MONTHS ENDED JULY 31, 1996 AND JULY 31, 1997


Revenues

  Total revenues decreased 25% from $18,500,000 in the six months ended July 31, 1996 to $13,813,000 in the six months ended July 31, 1997.

  Total revenues from the Americas operations decreased from $11,995,000 in the six months ended July 31, 1996 to $8,316,000 in the six months ended July 31, 1997, representing a 31% decrease. Total international revenues decreased from $6,505,000 in the six months ended July 31, 1996 to $5,497,000 in the six months ended July 31, 1997, representing a 15% decrease. Total international revenues for the six months ended July 31, 1996 and July 31, 1997 represented 35% and 40% of total revenues, respectively.

  Product revenues decreased from $10,481,000 in the six months ended July 31, 1996 to $5,927,000 in the six months ended July 31, 1997, representing a 43% decrease. The decline in revenues from products was due to significantly lower unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 57% and 43% of total revenues for the six months ended July 31, 1996 and July 31, 1997, respectively. During the six months ended July 31, 1997, two customers accounted in the aggregate for 30% of total product revenues, or 13% of total revenues.

  Product revenues from the Americas operations decreased from $7,092,000 in the six months ended July 31, 1996 to $3,477,000 in the six months ended July 31, 1997, representing a 51% decrease. International product revenues decreased from $3.389,000 in the six months ended July 31, 1996 to $2,450,000 in the six months ended July 31, 1997, representing a 28% decrease.

  Total service revenues decreased from $8,019,000 in the six months ended July 31, 1996 to $7,886,000 in the six months ended July 31, 1997, representing a 2% decrease.

  Service revenues from the Americas operations decreased from $4,903,000 in the six months ended July 31, 1996 to $4,839,000 in the six months ended July 31, 1997, representing a 1% decrease. International service revenues decreased from $3,116,000 in the six months ended July 31, 1996 to $3,047,000 in the six months ended July 31, 1997, representing a 2% decrease.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $716,000 in the six months ended July 31, 1996 to $488,000 in the six months ended July 31, 1997, representing a 32% decrease. The gross margin on product revenues was 93% and 92% for the six months ended July 31, 1996 and July 31, 1997, respectively.


Cost of Service Revenues

  Cost of service revenues decreased from $4,743,000 in the six months ended July 31, 1996 to $4,304,000 in the six months ended July 31, 1997, representing a 9% decrease. The gross margin on service revenues was 41% and 45% for the six months ended July 31, 1996 and July 31, 1997, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.


Product Development

  Product development expense increased from $1,545,000 in the six months ended July 31, 1996 to $2,185,000 in the six months ended July 31, 1997, representing a 41% increase. This increase is the result of the Company's strategy to continue to invest in enhancing and further developing the CBR Content Navigator product line. Product development expense as a percentage of total revenues was 8% and 16% for the six months ended July 31, 1996 and July 31, 1997, respectively.


Sales and Marketing

  Sales and marketing expense decreased from $8,318,000 in the six months ended July 31, 1996 to $7,443,000 in the six months ended July 31, 1997, representing an 11% decrease. This decrease is the result of reduced headcount in the Company's sales force in the Americas and internationally. The Company intends to aggressively hire sales personnel to staff and expand its direct sales force, primarily in the Americas. Sales and marketing expense as a percentage of total revenues was 45% and 54% for the six months ended July 31, 1996 and July 31, 1997, respectively.


General and Administrative

  General and administrative expense increased from $1,625,000 in the six months ended July 31, 1996 to $1,907,000 in the six months ended July 31, 1997, representing a 17% increase. This increase is primarily attributable to increased staffing, both domestically and internationally. General and administrative expense as a percentage of total revenues was 9% and 14% for the six months ended July 31, 1996 and July 31, 1997, respectively.


Interest Income, Expense, Other and Provision for Income Taxes

  Other income and expense, primarily interest income, increased from $619,000 in the six months ended July 31, 1996 to $665,000 in the six months ended July 31, 1997. The Company's provision for income taxes in the six months ended July 31, 1996 represented the accrual of foreign taxes and federal alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and short-term investments at July 31, 1997 were $26,906,000, a decrease of $2,701,000 since January 31, 1997. Working capital at July 31, 1997 was $25,380,000.

  Net cash provided by operating activities amounted to $416,000 during the six months ended July 31, 1997, as compared to net cash used in operating activities of $1,080,000 during the six months ended July 31, 1996.

  Investing activities for the six months ended July 31, 1997 included $745,000 for purchases of property and equipment. The Company has no significant capital commitments as of July 31, 1997.

  Cash used in financing activities for the six months ended July 31, 1997 included $2,601,000 for the repurchase of approximately 452,000 shares of the Company's common stock.

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


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Fluctuations in Quarterly Operating Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company has historically recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. The Company generally ships orders as they are received and as a result has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken, completed, or as contract milestones are achieved. Operating results may also fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. The sales cycle typically ranges from three to nine months, and license signing may be delayed for a number of reasons outside of the control of the Company. Because the Company's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance. Furthermore, there can be no assurance that the Company will achieve profitability.

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

  Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. In December 1996, the Company was awarded two patents for its Case-Base Reasoning technology. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) On June 24, 1997, the Company's 1997 annual meeting of shareholders ("Annual Meeting") was held.

  (b) The shareholders approved the election of the two nominees for the Class I directors of the Company's Board of Directors for a term of three years. The following nominees received the number of votes set forth below opposite their respective names:

           NOMINEE                    FOR            WITHHELD
           -------                    ---            --------
           Dean O. Allen            5,376,000        300,000
           William D. Griffin       5,376,000        300,000

  (c) In addition to the election of the Class I directors, the following matters were approved at the Annual Meeting:
       1. The appointment of Ernst & Young LLP as the Company's independent public auditors for the ending January 31, 1998 was ratified with 5,613,000 votes in favor, 40,000 against and fiscal year 23,000 abstentions.

       2. The amendment to the Company's Certificate of Incorporation to increase the total authorized number of shares of the Company's Class A Common Stock by 10,000,000 was approved by a vote of 5,142,000 in favor, 1,716,000 against, 7,000 abstentions and 1,174,000 broker non-votes. (The approval of this proposal required the affirmative vote of the holders of a majority of the shares of the Company's Class A Common Stock and Class B Common Stock, voting together as a single class, present at the Annual Meeting in person or by proxy.)

ITEM 5.   OTHER INFORMATION

  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits required by Item 601 of Regulation S-K

          Exhibit
          Number     Exhibit
          ------     -------
            3.1      Certificate of Amendment to the Registrant's Certificate of
                     Incorporation.

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

                                     Dated:  September 4, 1997

                                 EXHIBIT INDEX



                                                                                               Sequentially
   Exhibit                                                                                       Numbered
   Number                           Description of Exhibit                                         Page
   ------                           ----------------------                                         ----

3.1              Certificate of Amendment to the Registrant's Certificate of Incorporation           17

11               Statement of Computation of Earnings Per Share                                      18