Form 10-Q
period 1997-10-31
INFERENCE CORP /CA/
filed 1997-12-15
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         _____________________________


                                   FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the quarterly period ended                     Commission File Number
          OCTOBER 31, 1997                                    0-26334

                                      OR

    ()  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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



                         _____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes  x    No___
    ---


As of December 8, 1997, there were 6,681,429 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     INDEX

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
            at October 31 and January 31, 1997...........................    3

          Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended
            October 31, 1997 and 1996....................................    4

          Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended October 31, 1997 and 1996..................    5

          Notes to Condensed Consolidated Financial Statements...........    6

ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................    7

PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings..............................................   13

ITEM 2.   Changes in Securities..........................................   13

ITEM 3.   Defaults upon Senior Securities................................   13

ITEM 4.   Submission of Matters to a Vote of Security Holders............   13

ITEM 5.   Other Information..............................................   13

ITEM 6.   Exhibits and Reports on Form 8-K...............................   13

          Signature......................................................   14

          Exhibit Index..................................................   15

          Exhibit 11.....................................................   16

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                               October 31,    January 31,
                                                  1997           1997
                                               -----------    -----------
ASSETS

Current assets:
   Cash and cash equivalents................  $ 29,273,000   $ 28,620,000
   Short-term investments...................             -        987,000
   Accounts receivable, net.................     5,997,000      9,794,000
   Other current assets.....................       933,000        692,000
                                              ------------   ------------
      Total current assets..................    36,203,000     40,093,000
   Property and equipment, net..............     2,305,000      2,055,000
   Other assets.............................       110,000         93,000
                                              ------------   ------------
                                              $ 38,618,000   $ 42,241,000
                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................  $    934,000   $  1,113,000
   Accrued salaries and related items.......     1,422,000      1,539,000
   Other accrued liabilities................     1,894,000      2,082,000
   Deferred revenue.........................     4,138,000      5,396,000
                                              ------------   ------------
      Total current liabilities.............     8,388,000     10,130,000


Shareholders' equity:
   Common stock.............................        78,000         82,000
   Additional paid-in capital...............    49,656,000     52,048,000
   Accumulated deficit......................   (19,504,000)   (20,019,000)
                                              ------------   ------------
      Total shareholders' equity............    30,230,000     32,111,000
                                              ------------   ------------
                                              $ 38,618,000   $ 42,241,000
                                              ============   ============



                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    OCTOBER 31,                    OCTOBER 31,
                                             --------------------------    ---------------------------

                                                 1997          1996             1997           1996
                                             ------------   -----------    -------------   -----------
REVENUES:
   Products...............................   $  3,236,000   $ 3,454,000    $   9,163,000   $13,935,000
   Services...............................      3,785,000     4,015,000       11,671,000    12,034,000
                                             ------------   -----------    -------------   -----------
   Total revenues.........................      7,021,000     7,469,000       20,834,000    25,969,000

OPERATING COSTS AND EXPENSES:
   Cost of product revenues...............        243,000       318,000          732,000     1,034,000
   Cost of service revenues...............      1,886,000     2,338,000        6,190,000     7,081,000
   Product development....................      1,222,000       962,000        3,407,000     2,507,000
   Sales and marketing....................      4,600,000     4,227,000       12,043,000    12,546,000
   General and administrative.............        950,000       898,000        2,856,000     2,522,000
                                             ------------   -----------    -------------   -----------
     Total operating costs and expenses...      8,901,000     8,743,000       25,228,000    25,690,000
                                             ------------   -----------    -------------   -----------
Income (loss) from operations.............     (1,880,000)   (1,274,000)      (4,394,000)      279,000
Gain from sale of investment..............      3,824,000           ---        3,824,000           ---
Costs of attempted secondary offering.....            ---        74,000              ---      (241,000)
Non-employee stock option expenses........            ---           ---              ---      (215,000)
Interest income...........................        351,000       328,000        1,057,000       958,000
Interest expense and other, net...........         68,000        29,000           28,000        18,000
                                             ------------   -----------    -------------   -----------
Income (loss) before income taxes.........      2,363,000      (843,000)         515,000       799,000
Provision for income taxes................            ---           ---              ---        25,000
                                             ------------   -----------    -------------   -----------

Net income (loss).........................   $  2,363,000   $  (843,000)   $     515,000   $   774,000
                                             ============   ===========    =============   ===========

Net income (loss) per share...............   $       0.29   $ (    0.10)   $        0.06    $     0.09
                                             ============   ===========    =============   ===========

Shares used in computing
   net income (loss) per share............      8,055,000     8,176,000        8,158,000     8,689,000
                                             ============   ===========    =============   ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             October 31,
                                                                                    -----------------------------
                                                                                      1997                 1996
                                                                                    -------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income................................................................    $     515,000          $    774,000
 Adjustments to reconcile net income to
   net cash used in operating activities:
   Gain on sale of investment..............................................       (3,824,000)                    -
   Depreciation and amortization...........................................          673,000               649,000
   Changes in operating assets and liabilities:
       Accounts receivable.................................................        3,797,000              (827,000)
       Other current assets................................................         (241,000)             (631,000)
       Other assets........................................................          (17,000)                5,000
       Accounts payable....................................................         (179,000)             (693,000)
       Accrued salaries and related items..................................         (117,000)               (2,000)
       Other accrued liabilities...........................................         (188,000)             (141,000)
       Deferred revenue....................................................       (1,258,000)              137,000
                                                                               -------------          ------------
   Net cash used in operating activities...................................         (839,000)             (729,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Maturity of short-term investments......................................          987,000             7,314.000
   Net proceeds from sale of investment....................................        3,824,000                     -
   Purchases of property and equipment.....................................         (923,000)           (1,015,000)
                                                                               -------------          ------------
   Net cash provided by investing activities...............................        3,888,000             6,299,000

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of common stock..............................          297,000             2,025,000
   Repurchase of common stock..............................................       (2,693,000)                    -
                                                                               -------------          ------------
   Net cash provided by (used in) financing activities.....................       (2,396,000)            2,025,000
                                                                               -------------          ------------

  Net increase in cash and cash equivalents................................          653,000             7,595,000
  Cash and cash equivalents at beginning of period.........................       28,620,000            18,619,000
                                                                               -------------          ------------

  Cash and cash equivalents at end of period...............................    $  29,273,000          $ 26,214,000
                                                                               =============          ============
  _________________________

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid during the period.........................................    $       5,000          $     20,000
                                                                               =============          ============
   Income taxes paid during the period.....................................    $      16,000          $     79,000
                                                                               =============          ============

                            See accompanying notes.

                             INFERENCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1997, included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is effective for the Company's fiscal year ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options and warrants will be excluded in the calculation of primary or basic earnings per share. The adoption of SFAS 128 is expected to have no impact on the per share calculations for the three months ended October 31, 1996 or the nine months ended October 31, 1997; however, for the three months ended October 31, 1997 and for the nine months ended October 31, 1996, basic net income per share would income by $0.01. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be material.

3.   GAIN ON SALE OF INVESTMENT

     In August 1996, the Company agreed to sell its minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck"), pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. In August 1997, the Company received approximately 1.4 million shares of Quarterdeck common stock pursuant to the August 1996 agreement. These shares were sold in the open market during the quarter ended October 31, 1997, and a resulting gain from sale of investment was recorded in the amount of $3,824,000.

4.   NON-EMPLOYEE STOCK OPTION RELATED EXPENSES

     During the three months ended April 30, 1996, the Company incurred payroll-related taxes of $215,000 as a result of the exercise of non-qualified stock options held by former Inference employees. In connection with these exercise, the Company will be able to take a tax deduction, if and when adequate taxable income is earned, for the related compensation expense. However, the tax benefit will be accounted for when utilized as an adjustment to shareholders' equity.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timimg of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


OVERVIEW

     In the three and nine month periods ended October 31, 1997, the Company did not meet its planned operating objectives, resulting in a year over year decline in revenues, both in product and services. The Company attributes the decline in revenues to several factors, including but not limited to: a) lower productivity by the sales representatives in all geographic areas; b) the significant turnover in sales personnel early in the year, especially in the Americas operations, which resulted in a sales force that lacks experience in selling the Company's products; and c) the increased competitive environment in which the Company operates. While the Company saw improvement in revenue production during the third quarter from the Americas operations, which the Company believes is the result of the improving productivity of new sales personnel that have been hired during the past nine months, the Company also experienced a significant shortfall in revenues from International operations. Due to the decrease in sales productivity in all International territories, especially in Germany, the Netherlands and France, the Company closed its sales offices in Germany and the Netherlands, and reduced the operations of the France sales office, thereby focusing the primary direct International sales activities in the UK, with distributors serving the rest of world territories.

     In addition, the Company has recently focused on a sales strategy that leverages the Company's Internet self-service problem resolution product, CasePoint Webserver. The Company believes that CasePoint Webserver is a technological leader in self-service over the Internet, and with it and the Company's client-server products, the Company will be able to exploit the emerging self-service and knowledge management solutions markets. However, the Internet self-service and knowledge management markets are both emerging, and there can be no assurances that the Company will maintain a leading position in those markets.

THREE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1997

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

     Total revenues decreased 6% from $7,469,000 in the three months ended October 31, 1996 to $7,021,000 in the three months ended October 31, 1997, due to various factors discussed above in the Overview.

     Total revenues from the Americas operations increased from $3,753,000 in the three months ended October 31, 1996 to $4,436,000 in the three months ended October 31, 1997, representing an 18% increase. Total international revenues decreased from $3,716,000 in the three months ended October 31, 1996 to $2,585,000 in the three months ended October 31, 1997, representing a 30% decrease. Total international revenues for the three months ended October 31, 1996 and October 31, 1997 represented 50% and 37% of total revenues, respectively. During the quarter ended October 31, 1997, the Company made the decision to discontinue the direct product sales organizations in Germany and the Netherlands, and to reduce the investment in the direct product sales organization in France. The Company currently has agreements with over 20 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

   Product revenues decreased from $3,454,000 in the three months ended October 31, 1996 to $3,236.000 in the three months ended October 31, 1997, representing a 6% decrease. The decline in revenues from products was due to significantly lower unit sales volumes, primarily as a result of factors previously discussed in Overview. The prices of the Company's products have remained relatively constant. Product revenues represented 46% of total revenues for the three months ended October 31, 1996 and October 31, 1997. During the three months ended October 31, 1997, one customer accounted for 13% of total product revenues, or 6% of total revenues.

   Product revenues from the Americas operations increased from $1,392,000 in the three months ended October 31, 1996 to $2,114,000 in the three months ended October 31, 1997, representing a 52% increase. International product revenues decreased from $2,062,000 in the three months ended October 31, 1996 to $1,122,000 in the three months ended October 31, 1997, representing 46% decrease.

   Total service revenues decreased from $4,015,000 in the three months ended October 31, 1996 to $3,785,000 in the three months ended October 31, 1997, representing a 6% decrease.

   Service revenues from the Americas operations decreased from $2,361,000 in the three months ended October 31, 1996 to $2,322,000 in the three months ended October 31, 1997, representing a 2% decrease. International service revenues decreased from $1,654,000 in the three months ended October 31, 1996 to $1,463,000 in the three months ended October 31, 1997, representing a 12% decrease.

Cost of Product Revenues

   Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $318,000 in the three months ended October 31, 1996 to $243,000 in the three months ended October 31, 1997, representing a 24% decrease. The gross margin on product revenues was 91% and 92% for the three months ended October 31, 1996 and October 31, 1997, respectively.

Cost of Service Revenues

   Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased from $2,338,000 in the three months ended October 31, 1996 to $1,886,000 in the three months ended October 31, 1997, representing a 19% decrease. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support. The gross margin on service revenues was 42% and 50% for the three months ended October 31, 1996 and October 31, 1997 respectively. The gross margin on service revenues for the three months ended October 31, 1997 was significantly higher than usual as a result of the achievement of certain billing milestones relating to various consulting projects, the high utilization of both the America's and international consultants, as well as the continued high rate of renewals associated with the Company's maintenance support business. It is expected that this higher than usual gross margin on service revenues will not continue.

Product Development

   Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased from $962,000 in the three months ended October 31, 1996 to $1,222,000 in the three months ended October 31, 1997, representing a 27% increase. This increase is principally the result of the Company's strategy to continue to invest in enhancing and further developing the CBR Content Navigator product line. Product development expense as a percentage of total revenues was 13% and 17% for the three months ended October 31, 1996 and October 31, 1997, respectively.

Selling and Marketing

   Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Selling and marketing expense increased from $4,227.000 in the three months ended October 31, 1996 to $4,600,000 in the three months ended October 31, 1997, representing a 9% increase. This increase is principally due to the result of certain restructuring costs associated with the closing of the German and Dutch sales offices, as well as increased marketing costs. Selling and marketing expense as a percentage of total revenues was 57% and 66% for the three months ended October 31, 1996 and October 31, 1997, respectively.

General and Administration

   General and administration expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administration expense increased from $898,000 in the three months ended October 31, 1996 to $950,000 in the three months ended October 31, 1997, representing a 6% increase. This increase is primarily attributable to increased staffing, both domestically and internationally. General and administration expense as a percentage of total revenues were 12% and 14% for the three months ended October 31, 1996 and October 31, 1997, respectively.

NINE MONTHS ENDED OCTOBER 31, 1996 AND OCTOBER 31, 1997

Revenues

        Total revenues decreased 20% from $25,969,000 in the nine months ended October 31, 1996 to $20,834,000 in the nine months ended October 31, 1997.

        Total revenues from the Americas operations decreased from $15,748,000 in the nine months ended October 31, 1996 to $12,752,000 in the nine months ended October 31, 1997, representing a 19% decreased. Total international revenues decreased from $10,221,000 in the nine months ended October 31, 1996 to $8,082,000 in the nine months ended October 31, 1997, representing a 21% decrease. The decreases in revenues are principally due to various factors that were discussed previously in Overview. Total international revenues for the nine months ended October 31, 1996 and October 31, 1997 represented 39% of total revenues.

        Product revenues decreased from $13,935,000 in the nine months ended October 31, 1996 to $9,163,000 in the nine months ended October 31, 1997, representing a 34% decrease. The decline in revenues from products was due to significantly lower unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 54% and 44% of total revenues for the nine months ended October 31, 1996 and October 31, 1997, respectively. During the nine months ended October 31, 1997, three customers accounted in the aggregate for 24% of total product revenues, or 10% of total revenues.

        Product revenues form the Americas operation decreased from $8,484.000 in the nine months ended October 31, 1996 to $5,591,000 in the nine months ended October 31, 1997, representing a 34% decreased. International product revenues decreased from $5,451,000 in the nine months ended October 31, 1996 to $3,572,000 in the nine months ended October 31, 1997, representing a 34% decrease.

        Total service revenues decreased from $12,034,000 in the nine months ended October 31, 1996 to $11,671,000 in the nine months ended October 31, 1997, representing a 3% decreased.

        Service revenues from the Americas operations decreased from $7,264,000 in the nine months ended October 31, 1996 to $7,161,000 in the nine months ended October 31, 1997, representing a 1% decreased. International service revenues decreased from $4,770,000 in the nine months ended October 31, 1996 to $4,510,000 in the nine months ended October 31, 1997, representing a 5% decreased.

Cost of Product Revenues

        Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased from $1,034,000 in the nine months ended October 31, 1996 to $732,000 in the nine months ended October 31, 1997, representing a 29% decrease. The gross margin on product revenues was 93% and 92% for the nine months ended October 31, 1996 and October 31, 1997, respectively.

Cost of Service Revenues

        Cost of service revenues decreased from $7,081,000 in the nine months ended October 31, 1996 to $6,190,000 in the nine months ended October 31, 1997, representing a 13% decrease. The gross margin on service revenues was 41% and 47% for the nine months ended October 31, 1996 and October 31, 1997, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support. The gross margin on service revenues for the three months ended October 31, 1997 was significantly higher than usual as a result of the achievement of certain billing milestones relating to various consulting projects, the high utilization of both the America's and international consultants, as well as the continued high rate of renewal associated with the Company's maintenance support business. It is expected that this higher than usual gross margin on service revenues will not continue.

Product Development

        Product development expense increased from $2,507,000 in the nine months ended October 31, 1996 to $3,407,000 in the nine months ended October 31, 1997, representing a 36% increase. This increase is principally the result of the Company's strategy to continue to invest in enhancing and further developing the CBR Content Navigator product line. Product development expense as a percentage of total revenues was 10% and 16% for the nine months ended October 31, 1996 and October 31, 1997, respectively.

Selling and Marketing

     Selling and marketing expense decreased from $12,546,000 in the nine months ended October 31, 1996 to $12,043,000 in the nine months ended October 31, 1997, representing a 4% decrease. This decrease is the result of reduced headcount in the Company's sales force in the Americas and internationally. The Company intends to aggressively hire sales personnel to staff and expand its direct sales force, primarily in the Americas. Selling and marketing expenses as a percentage of total revenues was 48% and 58% for the nine months ended October 31, 1996 and October 31, 1997, respectively.

General and Administration

     General and administration expense increased from $2,522,000 in the nine months ended October 31, 1996 to $2,856,000 in the nine months ended October 31, 1997, representing a 13% increase. This increase is primarily attributable to increase staffing, both domestically and internationally. General and administration expense as a percentage of total revenues were 10% and 14% for the nine months ended October 31, 1996 and October 31, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments at October 31, 1997 were $29,273,000, a decrease of $334,000 since January 31, 1997. Working capital at October 31, 1997 was $27,815,000.

     Net cash used in operating activities amounted to $839,000 during the nine months ended October 31, 1997, as compared to net cash used in operating activities of $729,000 during the nine months ended October 31, 1996. The primary sources of cash from operating activities the nine months ended October 31, 1997 were the gain on sale of investment and the collection of accounts receivable.

     Investing activities for the nine months ended October 31, 1997 included $923,000 for purchases of property and equipment. Cash provided from investing activities included gain on sale of investment of $3,824,000. The Company had no significant capital commitments as of October 31, 1997.

     Cash used in financing activities for the nine months ended October 31, 1997 included $2,693,000 for the repurchase of approximately 472,000 shares of the Company's common stock.

     The Company's international operations are principally transacted in British pound sterling. Translation into the Company's reporting currency, the U.S. dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency has not exposed the Company to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates, historically, between the British pound sterling and the U.S. dollars, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies, primarily the British pound sterling, and the U.S. dollars could have an adverse effect on the Company's financial position.

     The Company believes that existing cash balances, together with anticipated cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

ADDITIONAL FACTORS THAT MAY AFFECT FIXTURE RESULTS

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

     The Company believes that the competitive factors affecting the market for the Company's products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scalability; product integration with other enterprise applications; the availability of products on multiple platforms; product ease-of-use; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

     The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while the Company is currently developing additional product enhancements that the Company believes address customers requirements, there can be no assurance that the Company will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

   Dependence Upon Key Personnel. In recent years, the Company has experienced changes in its operations, which have placed significant demands on the Company's administrative, operational, and financial resources. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition.
The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future.

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

   Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. In December 1996, the Company was awarded two patents for its CaseBase Reasoning technology. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products of technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    In September 1997, the Company filed a complaint (the "Complaint") in the United States District Court - Northern District of California in San Jose (case number C97-03414) charging ServiceSoft Corporation ("ServiceSoft") with patent infringement, copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. In October 1997, ServiceSoft filed its answer to the Complaint and denied the charges made in the Complaint, and ServiceSoft also filed a counterclaim (the "Counterclaim") charging the Company with intentional interference with prospective business advantage, trade defamation and unfair competition. The Counterclaim seeks unspecified damages, costs and non-monetary relief, including, among other things, a declaration of non-infringement and a declaration of invalidity and unenforceability of a patent with respect to the Company's CBR technology. In November 1997, the Company answered the Counterclaim and denied all of the claims made by ServiceSoft in the Counterclaim. The Company believes that the Counterclaim is without merit. The Company intends to vigorously prosecute the Complaint and defend the Counterclaim.

ITEM 2. CHANGES IN SECURITIES

    In July 1995, the Company completed an initial public offering, pursuant to a registration statement on form S-1, of 2,530,000 shares of its Class A Common Stock (including the underwriters' overallotment of 330,000 shares) at $11.00 per share. Of the 2,530,000 shares sold in the offering, 2,130,000 shares were sold by the Company, and 400,000 shares were sold by stockholders of the Company. The managing underwriters were Prudential Securities Incorporated, J.P. Morgan Securities, Inc. and SoundView Financial Group, Inc. The offering has been terminated and all of the shares were sold. The Company received approximately $20.1 million, net of underwriters' discounts and commissions (approximately $1.6 million), and offering expenses (approximately $1.7 million). The principal purpose of the offering was to raise cash for working capital and other general corporate purposes, and if opportunities became available, to invest in complementary businesses, products and technologies. The Company invested the offering proceeds in treasury bills and in short term, investment grade, interest bearing securities. At the three and nine month periods ended October 31, 1997, all of the offering proceeds had been used for general corporate purposes or included in working capital. Except with respect to underwriting commissions paid to J.P. Morgan Securities, Inc., the holder of approximately 18% of the Company's Common Stock immediately after the offering, none of the expenses incurred in the offering constituted direct of indirect payments to directors, officers or general partners of the Company or to their associates or persons owning 10% or more of any class of equity security of the Company or to any affiliate of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

                                        INFERENCE CORPORATION


                                        /s/ WILLIAM D. GRIFFIN
                                        ----------------------------
                                        WILLIAM D. GRIFFIN
                                        SENIOR VICE PRESIDENT,
                                        CHIEF FINANCIAL OFFICER AND SECRETARY
                                        (Principal Financial and Accounting
                                        Officer)

                                        Dated: December 12, 1997

                                 EXHIBIT INDEX


                                                                 Sequentially
     Exhibit                                                       Numbered
     Number              Description of Exhibit                      Page
     ------              ----------------------                      ----

      11       Statement of Computation of Earnings Per Share         16