Form 10-K405
period 1998-01-31
INFERENCE CORP /CA/
filed 1998-04-30
CIK 945446

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1998, or

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

-------------------------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, $0.01 par value per share
                                (Title of Class)

-------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20,401,000 as of April 17, 1998, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 17, 1998, there were 6,195,515 shares of the Registrant's Class A Common Stock, $0.01 par value per share, and 1,190,332 shares of the Registrant's Class B Common Stock, $0.01 par value per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its fiscal 1998 Annual Meeting of Shareholders.

                             INFERENCE CORPORATION

                      FISCAL 1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I
  Item 1.   Business..............................................................  3

  Item 2.   Properties............................................................ 10

  Item 3.   Legal Proceedings..................................................... 10

  Item 4.   Submission of Matters to a Vote of Security Holders................... 10

                                    PART II
  Item 5.   Market for Registrant's Common Equity and Related
                      Stockholder Matters......................................... 10

  Item 6.   Selected Financial Data............................................... 11

  Item 7.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations......................... 13

  Item 8.   Financial Statements and Supplementary Data........................... 21

  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................... 21

                                   PART III
  Item 10.  Directors and Executive Officers of the Registrant.................... 21

  Item 11.  Executive Compensation................................................ 21

  Item 12.  Security Ownership of Certain Beneficial Owners and Management........ 21

  Item 13.  Certain Relationships and Related Transactions........................ 21

                                    PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...... 22

  SIGNATURES...................................................................... 39

---------------------

     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. These business factors and others are discussed further in the section of this Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

                                    PART I


Item 1.    Business


General

     Inference Corporation ("Inference" or "the Company") develops, markets and supports knowledge management solutions for self-service and call centers to improve customer care. The company offers a complete line of consulting, support and training services from offices throughout the U.S., England and Europe. Inference's CBR Express family of products ("CBR Products") facilitates successful dialogue with the customer to quickly identify and resolve problems in external and internal customer support and service environments.

     The Company's primary focus to date has been on the customer support market, which includes external customer support and internal help desks. The customer support market is divided into two segments: problem management, where customer calls and information are tracked; and problem identification and resolution, where information is obtained from the customer and used to define the problem and provide a solution. The Company provides solutions focused primarily on the problem identification and resolution segment of the customer support market. The Company believes its strengths are that its products offer various access options (or universal access) to enable novice and experienced support representatives to search a single comprehensive knowledge base via an intuitive dialogue-based interaction so that customers, employees and call center representatives can find answers quickly and consistently. Universal access allows customers to find answers through the method which is most convenient to them--through the World-Wide-Web ("WWW" or "the Web"), CD-ROM or a call center representative. A comprehensive knowledge base takes advantage of experiences, documents and other forms of problem-solving data. The Company's value proposition is it applies knowledge management to deliver customer care solutions for self-service and call centers. The Company helps its customers dramatically improve their customers' satisfaction, significantly reduce support costs and fuel corporate growth through increased customer loyalty.

     Self-service solutions allow customers and employees to access a single comprehensive knowledge base directly --through a complete set of access options. In addition, self-service solutions can help companies provide 7 by 24 support (7 days a week, 24 hours a day) -- globally, have happier customers (do not have to wait on hold or call the support center), provide accurate and consistent responses to customer's queries. Call center solutions allow customer support representatives to access a central knowledge base. This helps them increase first call resolution, decrease response time, improve consistency and accuracy of responses, increase productivity and minimize training.

     Inference's CBR Content Navigator ("CBR CN") product family, the latest CBR product family, offers various access options to a single comprehensive knowledge base via an intuitive dialogue-based interaction to help customers, employees and call center representatives find answers quickly and consistently. Inference's CBR CN product family facilitates a successful dialogue with customers, prospects and other employees. A typical case-based reasoning ("CBR") session begins with a description of the problem the user is having. This is matched to descriptions of previously solved problems. CBR products further guide the user by posing a set of questions that is used to refine the search until a very likely solution is presented. With CBR Express, Inference's knowledge creation application, experienced support representatives, knowledge engineers and experts in the relevant subject matter can dynamically capture the expertise in a support organization into a comprehensive knowledge base, taking advantage of experiences, documents and other forms of problem-solving data.

     Inference's CBR Products are scaleable and available on popular computing platforms, including Microsoft Windows 95 and Windows NT, and Sun Solaris. The CBR Products support many database management systems, including Oracle, Informix, Sybase, Microsoft's SQL Server and IBM's DB2. The Company's CBR Products support stand-alone, client/server, Internet and intranet environments, providing companies with many options to deploy knowledge. The Company also provides consulting services, technical support and training for its CBR Products.

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

     In addition to the challenges of serving external customers, companies are facing increasing demands to support internal "customers." Throughout companies, the transition to group-oriented network computing (client/server) and the use of hardware and software from multiple vendors greatly increase the complexity of systems management and support. Such complexity often outpaces employees' abilities to use and/or manage the system, thereby creating a new class of internal customers who require support. As a result, organizations train or hire internal support talent to protect and leverage their investment in these distributed client/server systems. This additional investment usually takes the form of an internal help desk that gives employees the same type of support that hardware and software vendors provide to their external customers.

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

     Because the identification and resolution of problems presented to support personnel remains a time consuming and expensive process, companies are seeking to automate the identification and resolution of support problems. Companies have begun to deploy self-service programs that make problem identification and resolution technology directly available to the user through the Internet on the World Wide Web or by embedding problem resolution tools or technologies into their products. This capability, however, is not generally available in many problem management software applications offered today. While problem identification and resolution applications are available, the Company believes that many of these applications are limited to customer support and do not fully address the complexity, scalability, ease of implementation and use requirements of most customer service and support operations.


The Inference Solution

     The Company believes that its proprietary implementation of case-based reasoning technology is the core technology that differentiates the Company in the marketplace. The Company's CBR Products incorporate this adaptable and scaleable technology that is designed to support front office operations and ultimately make problem identification and resolution technology directly available to the user. CBR Products enable customer support and internal help desk personnel to manage customer interactions effectively, identify customer problems and provide resolutions quickly. Key elements of CBR Products include an intuitive user interface, a query refinement capability, an easy-to-use authoring environment, support for case base objects that reference multiple information formats (such as documents, databases and multimedia content), search matching algorithms and a fully interactive and dynamic information maintenance capability. CBR Products also utilize an easy-to-use, intuitive question-and-answer technique to match inquiries with available data efficiently. This question-and-answer approach allows support personnel with a wide range of experience, from novice to expert, to establish a successful dialogue with customers and to identify and resolve their problems quickly. CBR Products provide a uniform graphical point-and-click interface to case bases referencing structured information in computer databases and unstructured information such as policy manuals, free text, publications, multimedia content and business know-how. The Company believes its basic technology has practical applicability for a wide range of business processes, including sales automation, telemarketing, product configuration and selection, document management and navigation, personnel evaluation, and intelligent order entry. The Company believes that this uniform access to case bases that reference structured and unstructured information combined with a flexible, responsive and easy-to-use delivery system offers a competitive advantage in the front office.

Strategy

     The Company's mission is to be the leading provider of customer care solutions for self-service and call centers by applying knowledge management technologies that facilitate a successful dialogue to solve problems and answer questions. The following are the key elements of the Company's strategy:

     Focus on Problem Identification and Resolution. The Company's primary objective is to establish its CBR Products as the industry standard problem identification and resolution products for internal and external customer support. The Company believes that it can establish this position due to the key attributes of the CBR Products. The Company intends to continue its focus on problem identification and resolution and to leverage existing products by adding features and functionality to extend the Company's CBR product line beyond customer support.

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

     Build On Established International Presence. The Company currently derives a significant portion of its revenues from its international operations and believes that it enjoys a leading market position in the United Kingdom. The Company also has operations in France and the Netherlands and is expanding its international distribution base in order to expand its penetration of global markets.

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

     Provide Multiple Platform Support. CBR Products are available on several computing platforms, including Microsoft Windows 95, Windows NT, and Sun Solaris for SPARC, and support many database management systems, including Oracle, Informix, Sybase, Microsoft's SQL Server and IBM's DB2.


Products and Services

   Current Products

     CBR Content Navigator ("CBR CN"), the Company's principal product, is a suite of client/server and Internet applications that is designed to provide access to case bases that reference structured and unstructured information for use in the front office. To date, CBR CN's primary use has been in external customer support and call centers and internal help desk operations.

     CBR CN includes new features including those designed to reduce the cost of case base creation and maintenance and increase the value of summarized documents. CBR CN allows organizations to capture, maintain and harness knowledge to improve customer care. CBR CN enables call center representatives to access a single comprehensive knowledge base to increase first call resolution and raise call quality. End users can access the knowledge base directly, via CD-ROM or the Web, to solve their own support queries--thus reducing customer support costs. In addition, CBR CN is designed to provide a set of development kits based on a fully documented open architecture, enabling its tools to be customized and embedded within third party customer interaction applications and other systems.

     CBR CN supports Microsoft Windows 95 and Windows NT, and Sun Solaris for SPARC and is designed to support various database management systems, including Oracle, Informix, Sybase, Microsoft SQL Server and IBM DB2.

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

     . CBR Express Harvester - A stand-alone application which supports the ability to capture new knowledge on an ongoing basis. It allows users to add knowledge dynamically into the case base, as part of the problem solving process, through a simple point and click interface.

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

     CasePoint WebServer. CasePoint WebServer has added Web as a vehicle for delivering knowledge in front office applications, using Inference's CBR technology. CasePoint WebServer is an interactive Web application that enables organizations to increase their level of customer service by allowing customers to directly access troubleshooting information and product information--without having to wait to contact a service agent. CasePoint WebServer uses standard RPC facilities and is written to the Common Gateway Interface ("CGI") specification and can be accessed using any Web browser.

   Services

     The Company has a worldwide customer services organization that provides quality technical support and education services designed to ensure customer success and build customer loyalty. The Company also has a worldwide consulting services organization that assists in the design and deployment of customer solutions. As of March 31, 1998, the Company's worldwide customer service organizations consisted of 32 employees in North America and 28 employees internationally.

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

     Technical Support Options. Customers can access the Company's support centers by telephone, fax, electronic mail, an electronic bulletin board system and the Web. The Company typically provides second line support for customers of its VARs, systems integrators and OEMs. New customers receive an initial 30-day period of complimentary support after which, for an annual fee, customers receive new software releases, upgrades, maintenance releases and support. Depending on the chosen support plan, the fee generally ranges from 10% to 30% of the current list price of the licensed products. The Company offers three levels of support, Basic, Gold and Platinum; each tailored to the customers' specific requirements.

     Training and Education. Customers can choose from a wide variety of basic and customized education and training programs, which are charged separately from the Company's software products and are offered through the Company's in-house classroom facilities in Novato, California. The Company also conducts classes at the customer's place of business.

   Pricing

     The CBR CN products are offered either on a per CPU, per concurrent user or per server license basis. The current U.S. list price for an entry-level ten-user client/server system is approximately $25,000 and varies depending on the number of modules purchased. Discounts from the Company's list prices may be made available for volume purchasers, or for competitive or strategic reasons.

     The Company believes that its products and services are currently priced competitively, yet the market for products of the type developed by the Company is highly competitive. As a result, the Company anticipates increased pricing pressure from current and future competitors. Any substantial downward adjustment in the price of the Company's products or services without a corresponding increase in unit sales would adversely affect the Company's gross margins and could have a negative impact on the Company's business, operating results and financial condition.


Competition

     The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Clarify, Inc. and Software Artistry, Inc. (a business unit of Tivoli Systems, Inc., a subsidiary of IBM Corporation) and other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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


Customers

     The Company estimates that it has granted licenses for its products to over 500 customers for use by more than 500,000 end users. In fiscal 1996, AT&T Corp. accounted for 11% of total revenues. In fiscal 1998 and 1997, no customer accounted for more than 10% of the Company's total revenues.


Selling and Marketing

     The Company markets and sells its software and services in North America through its direct sales organization, VARs, systems integrators and OEMs. The domestic sales staff is based at the Company's corporate headquarters in Novato, California, and in the Company's field sales offices in Atlanta, Chicago, Dallas, Denver, Houston, Philadelphia, Seattle, and New Jersey. As of March 31, 1998, the Americas sales and marketing staff consisted of 33 employees.

     The Company maintains subsidiaries in England, France, and the Netherlands, which are responsible for the Company's activities throughout Europe, Africa and the Middle East. As of March 31, 1998, the international sales and marketing staff consisted of 22 employees.

     The Company typically sells CBR Products and related services through a sales representative who is assisted on an as-needed basis by a systems engineer. To assist the sales force, the Company utilizes a multi-tiered marketing program comprising periodic customer communications, user conferences, advertising, public relations activities, seminars and trade show participation.

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

     Although the Company has a number of ongoing development projects, its primary product development effort is focused on enhancing the CBR CN product line. The CBR CN enhancements will continue to add functionality to the Company's current product line. However, there can be no assurance that the development of these enhancements will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. The Company's future operations will be substantially dependent on the CBR CN product line, and failure to achieve market acceptance of this family of products would have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company began commercially shipping its CasePoint WebServer product in March 1996, which provides an Internet compatible, Web server with a Mosaic-compatible browser and intuitive CasePoint interface. CasePoint WebServer is designed to allow the users of the WWW to be clients of any CBR-compatible case base or document base. By providing the WWW access to CBR knowledge bases, companies could implement call avoidance strategies, allowing their customers, prospects and vendors to directly submit problems, questions and requests; receive appropriate responses; or, if appropriate, download entire case bases to a local computer.

     The Company's development organization is arranged in five groups: the Research group, which designs and develops future technologies; the Knowledge Creation Tools group, which specifies, produces and maintains the graphical user interfaces required to build effective knowledge bases for customer care systems; the System Components group, which is responsible for creating the Company's core technology kernels and components; the Customer Care Solutions group, which designs and builds system integration solutions; and the Quality Assurance group, which verifies that products meet their specifications and the Company's quality standard. These groups are designed to ensure that there is an efficient separation between technology development and the time-sensitive demands of product delivery.

     The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success depends upon its ability to continue to enhance its existing products, respond to customer requirements, and to develop and introduce, in a timely manner, new products incorporating technological advances. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, there could be a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace.

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

     As of March 31, 1998, there were 29 employees on the Company's product development and quality assurance staff. The total product development expenditures for the Company's products for fiscal 1998 were $4.7 million. Product development expense during fiscal 1997 and 1996 was $3.5 million and $2.0 million, respectively. The Company expects to continue to allocate significant resources to future research and development.

Intellectual Property and Other Proprietary Rights

     The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights (See Item 3. "Legal Proceedings."). The Company was awarded two patents for its CBR technology in December 1996, and a third patent was awarded in January 1998. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

     The Company generally provides its products to end-users under signed license agreements. These agreements are negotiated with and signed by the licensee. The Company occasionally publishes articles regarding its technical developments in industry publications that may prevent the Company from obtaining patent protection for ideas contained in such publications, thus increasing the availability to third parties of fundamental aspects of the Company's technology.

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


Employees

     As of March 31, 1998, the Company had a total of 174 employees, of which 107 were based in the United States, 60 in the United Kingdom, 1 in Germany, 5 in France, and 1 in the Netherlands. Of the total, 55 were engaged in sales and marketing, 16 were in customer support, 44 were in consulting services, 29 were in product development, and 30 were in administration and finance. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good, and there has never been an interruption in business activities due to labor unrest. However, the Company's future performance is contingent upon the uninterrupted service of key technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable technicians and managers. There is significant competition for talented and qualified employees, and there can be no assurance that the Company will be able to retain its most strategic employees or that it can attract and retain comparably qualified personnel in the future.

Item 2.    Properties

     The Company's headquarters in Novato, California house product development, sales, marketing, technical support and administrative operations in approximately 37,000 square feet of space. The facility is under lease through February 2005. The Company's European headquarters in Slough, England house product development, sales, marketing, technical support and administrative operations in approximately 14,500 square feet. This facility is under lease through August 2002. The Company also leases additional space in its various sales offices throughout North America and in Europe.


Item 3.    Legal Proceedings

     In September 1997, the Company filed a complaint (the "Complaint") in the United States District Court - Northern District of California in San Jose (case number C97-03414) charging ServiceSoft Corporation ("ServiceSoft") with patent infringement, copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. In October 1997, ServiceSoft filed its answer to the Complaint and denied the charges made in the Complaint, and ServiceSoft also filed a counterclaim (the "Counterclaim") charging the Company with intentional interference with prospective business advantage, trade defamation and unfair competition. The Counterclaim seeks unspecified damages, costs and non-monetary relief, including, among other things, a declaration of non-infringement and a declaration of invalidity and unenforceability of a patent with respect to the Company's CBR technology. In November 1997, the Company answered the Counterclaim and denied all of the claims made by ServiceSoft in the Counterclaim. The Company believes that the Counterclaim is without merit. The Company intends to vigorously prosecute the Complaint and defend the Counterclaim, and believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.


Item 4.    Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

     The Company's Class A Common Stock is traded on the NASDAQ National Market under the symbol of "INFR". The following table sets forth for the quarterly period indicated the range of high and low closing sales prices for the Company's Class A Common Stock, as reported by the NASDAQ National Market System, for the two most recent fiscal years.


-----------------------------------------------------------------
    Fiscal 1998               High                   Low
-----------------------------------------------------------------
First Quarter                 $8.88                 $4.63
Second Quarter                 5.75                  4.00
Third Quarter                  7.44                  4.31
Fourth Quarter                 5.56                  3.50
-----------------------------------------------------------------

-----------------------------------------------------------------
    Fiscal 1997               High                   Low
-----------------------------------------------------------------
First Quarter                $19.75                $16.75
Second Quarter                25.25                 16.25
Third Quarter                 20.50                 12.25
Fourth Quarter                 8.25                  5.88
-----------------------------------------------------------------


     The Company currently does not anticipate paying any cash dividends in the foreseeable future.

     As of March 31, 1998, there were approximately 181 shareholders of record of the Company's Class A and 1 shareholder of Class B Common Stock.

Item 6.    Selected Financial Data:


Consolidated Statements of Operations Data:

                                                       Fiscal Year Ended January 31,
                                        ------------------------------------------------------------
                                             1998         1997        1996        1995        1994
                                        ------------    ---------    --------   --------   ---------
                                                   (In thousands, except per share data)
Revenues:
  Products--CBR.........................   $  13,129    $  20,402    $ 16,479   $   9,790  $   6,662
  Products--Tools.......................          --           --         399       2,230      3,581
  Services..............................      15,094       15,588      12,517      16,479     17,084
                                        ------------    ---------    --------   ---------  ---------
    Total...............................      28,223       35,990      29,395      28,499     27,327
Operating costs and expenses:
  Product...............................         982        1,248       1,710       1,611      1,575
  Services..............................       7,952        9,237       7,667      12,292     13,111
  Product development...................       4,666        3,492       1,959       2,753      3,731
  Selling and marketing.................      15,421       16,909      12,758       9,414      8,554
  General and administrative............       3,796        3,492       1,845       1,420      1,587
  Non-recurring.........................          --          --          --          774         --
                                        ------------    ---------    --------   ---------  ---------
    Total...............................      32,817       34,378      25,939      28,264     28,558
                                        ------------    ---------    --------   ---------  ---------
Income (loss) from operations...........      (4,594)       1,612       3,456         235     (1,231)
Gain on sale of investment..............       3,824          --          --          --         --
Costs of attempted secondary offering...         --          (241)        --          --         --
Non-employee option expenses............         --          (215)        --          --         --
Loss from divested Tools Business.......         --           --         (210)        --         --
Interest income.........................       1,428        1,327         803         109        --
Other income and (expense), net.........         (31)        (141)        (81)        (25)      (58)
Benefit (provision) for income taxes....          --           90        (195)       (110)       --
                                        ------------    ---------    --------   ---------  ---------
Net income (loss).......................   $     627   $    2,432   $   3,773   $     209   $ (1,289)
                                        ============    =========    ========   =========  =========

Net income (loss) per common share (1):
  Basic.................................   $    0.08   $     0.30   $    0.59   $    0.28   $  (1.77)
                                        ============    =========    ========   =========  =========
  Diluted...............................   $    0.08   $     0.28   $    0.51   $    0.04   $  (0.27)
                                        ============    =========    ========   =========  =========
Shares used in computing net
  income (loss) per common share (1):
  Basic.................................       7,894        8,078       6,344         757        727
                                        ============    =========    ========   =========  =========
  Diluted...............................       8,110        8,702       7,393       5,089      4,759
                                        ============    =========    ========   =========  =========

Consolidated Balance Sheet Data:

                                                                January 31,
                                        -----------------------------------------------------------
                                             1998         1997        1996       1995        1994
                                        ------------   ---------    --------   --------   ---------
                                                              (In thousands)
Cash and cash equivalents...............  $  28,010    $  28,620    $ 18,619   $  3,023   $   2,642
Short-term investments..................        --           987       7,314        --        1,097
Working capital.........................     26,657       29,963      26,222      4,683       4,774
Total assets............................     36,996       42,241      36,895     12,940      11,870
Total shareholders' equity..............     28,938       32,111      27,963      7,042       6,823

----------------------
(1) Net income (loss) per share in fiscal 1994, 1995, 1996 and 1997 has been restated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. See Note 1 of Notes to Consolidated Financial Statements for additional information and an explanation of the determination of shares used in computing net income (loss) per share.

Selected Consolidated Quarterly Financial Data (unaudited):

Fiscal 1998 Summary by Quarter:

                                                                         October      January
                                                 April 30,    July 31,      31,          31,
                                                    1997        1997       1997         1998
                                                 --------    --------    --------     --------
                                                     (In thousands, except per share data)
     Revenues:
       Products..............................    $  3,218    $  2,709    $  3,236     $  3,966
       Services..............................       3,876       4,011       3,785        3,422
                                                 --------    --------    --------     --------
         Total...............................       7,094       6,720       7,021        7,388
     Operating costs and expenses:
       Product...............................         243         246         243          250
       Services..............................       2,207       2,097       1,886        1,762
       Product development...................       1,045       1,141       1,222        1,258
       Selling and marketing.................       3,960       3,484       4,600        3,377
       General and administrative............         923         983         950          940
                                                 --------    --------    --------     --------
         Total...............................       8,378       7,951       8,901        7,587
                                                 --------    --------    --------     --------
     Income (loss) from operations...........      (1,284)     (1,231)     (1,880)        (199)
     Other income and (expense), net.........         341         325       4,243          312
     Benefit (provision) for income taxes....          --          --          --           --
                                                 --------    --------    --------     --------
     Net income (loss).......................   $    (943)  $    (906)  $   2,363   $      113
                                                 ========    ========    ========     ========
     Net income (loss) per common share (1):
       Basic.................................   $   (0.12)  $   (0.11)  $    0.30   $     0.01
                                                 ========    ========    ========     ========
       Diluted...............................   $   (0.12)  $   (0.11)  $    0.29   $     0.01
                                                 ========    ========    ========     ========
     Shares used in computing net
       income (loss) per common share (1):
       Basic.................................       8,111       7,915       7,838        7,720
                                                 ========    ========    ========     ========
       Diluted...............................       8,111       7,915       8,055        7,902
                                                 ========    ========    ========     ========

Fiscal 1997 Summary by Quarter:

                                                                         October      January
                                                 April 30,    July 31,      31,          31,
                                                    1996        1996       1996         1997
                                                 --------    --------    --------     --------
                                                     (In thousands, except per share data)
     Revenues:
       Products..............................    $  4,978    $  5,503    $  3,454     $  6,467
       Services..............................       4,149       3,870       4,015        3,554
                                                 --------    --------    --------     --------
         Total...............................       9,127       9,373       7,469       10,021
     Operating costs and expenses:
       Product...............................         346         371         318          213
       Services..............................       2,432       2,311       2,338        2,156
       Product development...................         711         834         962          985
       Selling and marketing.................       4,188       4,130       4,227        4,364
       General and administrative............         749         875         898          970
                                                 --------    --------    --------     --------
         Total...............................       8,426       8,521       8,743        8,688
                                                 --------    --------    --------     --------
     Income (loss) from operations...........         701         852      (1,274)       1,333
     Other income and (expense), net.........          77          12         431          210
     Benefit (provision) for income taxes....         (25)        --          --           115
                                                 --------    --------    --------     --------
     Net income (loss).......................   $     753   $     864   $    (843)    $  1,658
                                                 ========    ========    ========     ========
     Net income (loss) per common share (1):
       Basic.................................   $    0.10   $    0.11   $   (0.10)   $    0.20
                                                 ========    ========    ========     ========
       Diluted...............................   $    0.09   $    0.10   $   (0.10)   $    0.19
                                                 ========    ========    ========     ========
     Shares used in computing net
       income (loss) per common share (1):
       Basic.................................       7,809       8,091       8,176        8,229
                                                 ========    ========    ========     ========
       Diluted...............................       8,640       8,780       8,176        8,525
                                                 ========    ========    ========     ========

---------------------
   (1) Net income (loss) per share for each of the quarters disclosed above (except for the January 31, 1998 quarter) has been restated in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. See
       Note 1 of Notes to Consolidated Financial Statements for additional information and an explanation of the determination of shares used in computing net income (loss) per share.

Item 7.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

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

     From May 1991 through April 30, 1995, the Company's revenues were derived from two separate product lines: (i) the customer support product line, consisting of CBR Products and associated services (the "CBR Business"); and
(ii) the application development and solutions product line, which included the Company's products: ART, ART-IM and ART*Enterprise ("Tools") and associated services (the "Tools Business"). In the fourth quarter of fiscal 1995, the Company made a strategic decision to focus on the CBR Business and to divest the Tools Business. Effective May 1, 1995, the Company transferred certain assets and liabilities of the Tools Business to a wholly owned subsidiary ("Brightware") of the Company and distributed all of the shares of such subsidiary to the Company's stockholders (the "Spin-Off"). As part of the Spin-Off, the Company entered into an agreement with Brightware to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. This agreement expired on January 31, 1996. The amount received for these services was $760,000.


Results of Operations


Fiscal 1998 Overview

     For the year ended January 31, 1998, the Company did not achieve its planned operating objectives, resulting principally from a decline in product revenues, both in North America and internationally. The Company attributes this decline in product revenues to several factors, including, but not limited to:
a) lower productivity by the sales representatives in all geographic areas; b) the significant turnover in sales personnel early in the year, especially in the Americas operations, which has resulted in a sales force that lacks experience in selling the Company's products; and c) the increased competitive environment in which the Company operates. The Company has attempted to respond to these issues by the hiring of a new sales team in the Americas and by focusing on a sales strategy that leverages the Company's Internet self-service problem resolution product, CasePoint Webserver. The Company believes that CasePoint Webserver is a technological leader in self-service over the Internet, and with it and the Company's client-server call center products, the Company will be able to exploit the emerging self-service and knowledge management solutions markets. However, the Internet self-service and knowledge management markets are both emerging, and there can be no assurances that the Company will achieve or maintain a leading position in those markets.

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the years ended January 31, 1998, 1997 and 1996:


                                                           Fiscal Year
                                                ----------------------------
                                                  1998        1997     1996
                                                ----------------------------
     Revenues:
       Products.............................         47%      57%      57%
       Services.............................         53%      43%      43%
                                                   ----     ----     ----
         Total..............................        100%     100%     100%
     Operating costs and expenses:
       Products.............................          3%       3%       6%
       Services.............................         28%      26%      26%
       Product development..................         17%      10%       7%
       Selling and marketing................         55%      47%      43%
       General and administrative...........         13%      10%       6%
                                                   ----     ----     ----
         Total..............................        116%      96%      88%
                                                   ----     ----     ----
     Income (loss) from operations..........        (16%)      4%      12%
                                                   ====     ====     ====

Years Ended January 31, 1998, January 31, 1997 and January 31, 1996

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

     Total revenues decreased 22% to $28,223,000 in fiscal 1998 from $35,990,000 in fiscal 1997, and increased 22% in fiscal 1997 from $29,395,000 in fiscal 1996. The decrease in fiscal 1998 is due to the various factors discussed previously in Fiscal 1998 Overview.

     North American revenues amounted to $16,682,000, $21,408,000, and $15,845,000 for fiscal 1998, 1997, and 1996, respectively. The decrease in fiscal 1998 is due to the various factors discussed previously in Fiscal 1998 Overview.

     International revenues amounted to $11,541,000, $14,582,000, and $13,550,000 for fiscal 1998, 1997, and 1996, respectively, representing 41%, 41%, and 46% of total revenues for such periods, respectively. The decrease in fiscal 1998 is due to the various factors discussed previously in Fiscal 1998 Overview. In addition, during fiscal 1998, the Company made the decision to discontinue the direct product sales organizations in Germany and the Netherlands, and to reduce the investment in the direct product sales organization in France. The Company currently has subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and has relationships with over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international operations and, consequently, the Company's results of operations and financial condition.

   Product Revenues

     Product revenues decreased 36% to $13,129,000 in fiscal 1998 from $20,402,000 in fiscal 1997, and increased 21% in fiscal 1997 from $16,878,000 in fiscal 1996. Product revenues represented 47%, 57%, and 57% of total revenues for fiscal years 1998, 1997, and 1996, respectively. Product revenues have principally been derived from direct licenses of the Company's software products to end-users. Substantially all of the growth in product revenues was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant.

     North American product revenues decreased 37% to $7,663,000 in fiscal 1998 from $12,070,000 in fiscal 1997, and increased 19% in fiscal 1997 from $10,119,000 in fiscal 1996.

     International product revenues decreased 34% to $5,466,000 in fiscal 1998 from $8,332,000 in fiscal 1997, and increased 23% in fiscal 1997 from $6,759,000 in fiscal 1996. International product revenues represented 42%, 41%, and 40% of total product revenues for fiscal 1998, 1997 and 1996, respectively.

     The Company attributes the decline in product revenues in fiscal 1998 to several factors, including, but not limited to: a) lower productivity by the sales representatives in all geographic areas; b) the significant turnover in sales personnel during the year, especially in the Americas operations, which has resulted in a sales force that lacks experience in selling the Company's products; and c) the increased competitive environment in which the Company operates. See also Fiscal 1998 Overview above.

     Service Revenues

     Service revenues decreased 3% to $15,094,000 in fiscal 1998 from $15,588,000 in fiscal 1997, and increased 25% in fiscal 1997 from $12,517,000 in fiscal 1996. Service revenues represented 53%, 43%, and 43% of total revenues for fiscal 1998, 1997, and 1996, respectively.

     North American service revenues decreased 3% to $9,019,000 in fiscal 1998 from $9,338,000 in fiscal 1997, and increased 63% in fiscal 1997 from $5,726,000 in fiscal 1996.

     International service revenues decreased 3% to $6,075,000 in fiscal 1998 from $6,250,000 in fiscal 1997, and decreased 8% in fiscal 1997 from $6,791,000 in fiscal 1996. International service revenues represented 40%, 40%, and 54% of total service revenues for fiscal 1998, 1997 and 1996, respectively. During fiscal 1997 and 1996, one customer accounted for 7% and 23% of international service revenues, respectively. This customer terminated its contract with the Company in fiscal 1997. In addition to the termination of this major customer's contract, the decrease in services revenues in fiscal 1997 from fiscal 1996, was also the result of a transition in the international consulting business, away from the Tools Business (which was spun-off in May 1995) to a consulting business based on the Company's CBR product line.

     Cost of Product Revenues

     Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased 21% to $982,000 in fiscal 1998 from $1,248,000 in fiscal 1997, and decreased 27% in fiscal 1997 from $1,710,000 in fiscal 1996. The gross margin on product revenues was 93%, 94%, and 90% in fiscal 1998, 1997, and 1996, respectively. The improved product gross margins in fiscal 1997 was primarily the result of a significant decrease in royalties paid to third parties.

     Cost of Service Revenues

     Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased 14% to $7,952,000 in fiscal 1998 from $9,237,000 in fiscal 1997, and increased 20% in fiscal 1997 from $7,667,000 in fiscal 1996. The gross margin on service revenues was 47%, 41%, and 39% in fiscal 1998, 1997, and 1996, respectively. The gross margin on service revenues for fiscal 1998 was significantly higher than usual as a result of the high utilization of professional services personnel, in both the Americas and internationally, as well as a greater percentage of the services business coming from the Company's maintenance support business, which earns a much higher gross margin than the professional services business. It is expected that this higher than usual gross margin on service revenues will not continue.

     Product Development

     Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of the Company's products. Product development expense increased 34% to $4,666,000 in fiscal 1998 from $3,492,000 in fiscal 1997, and increased 78% in fiscal 1997 from $1,959,000 in fiscal 1996. Product development expense as a percentage of total revenues was 17%, 10%, and 7% for fiscal 1998, 1997, and 1996, respectively. The significant increases in fiscal 1998 and 1997 were primarily the result of the investment in the CBR Content Navigator product releases.

     The Company believes that continued commitment to product development will be required for the Company's CBR Products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

     Selling and Marketing

     Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Selling and marketing expense decreased 9% to $15,421,000 in fiscal 1998 from $16,909,000 in fiscal 1997, and increased 33% in fiscal 1997 from $12,758,000 in fiscal 1996. The decrease in fiscal 1998 was a result of extensive turnover in the sales forces, both in the Americas and internationally, as well as a decrease in commission expense resulting from lower product sales. The fiscal 1997 increase was the result of the expansion of the Company's direct sales force and related marketing efforts, both in North America and internationally. Selling and marketing expense as a percentage of total revenues was 55%, 47%, and 43% in fiscal 1998, 1997, and 1996, respectively.

     General and Administrative

     General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased 9% to $3,796,000 in fiscal 1998 from $3,492,000 in fiscal 1997, and increased 89% in fiscal 1997 from $1,845,000 in fiscal 1996. The increase in general and administrative expenses in fiscal 1998 was primarily the result of the continued investment in the Company's administrative infrastructure, and increased legal fees associated with on-going litigation matters. The increase in fiscal 1997 compared to fiscal 1996 was primarily attributable to increased staffing and associated expenses necessary to manage and support the Company's anticipated growth, both domestically and internationally. In addition, the Company received funds (which were accounted for as an offset to general and administrative expenses) during fiscal 1996 from an administrative agreement with the Tools Business, as previously discussed. General and administrative expense as a percentage of total revenues was 13%, 10%, and 6% in fiscal 1998, 1997, and 1996, respectively.

     Gain on Sale of Investment

     In July 1996, the Company agreed to sell its minority investment in Limbex Corporation to Quarterdeck Corp-oration ("Quarterdeck") for approximately $3,400,000 in common stock of Quarterdeck, pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. In the quarter ended October 31, 1997, the Company received and sold its Quarterdeck shares, and recorded, in aggregate, a gain of $3,824,000 related to this transaction.

     Interest Income

     Interest income increased 8% to $1,428,000 in fiscal 1998 from $1,327,000 in fiscal 1997, and increased 65% in fiscal 1997 from $803,000 in fiscal 1996. These increases were primarily attributable to the interest earned on the working capital proceeds of the Company's initial public offering, completed during fiscal 1996.

     Income Taxes

     Federal and state taxes for fiscal 1998 and 1997 were not provided as a result of the utilization of net operating loss carryforwards and other tax credits. The income tax benefit in fiscal 1997 was primarily the result of refunds of foreign taxes. The Company's provision for income taxes in fiscal 1996 represented the accrual of foreign taxes, federal alternative minimum taxes and certain state taxes; the resulting effective tax rate was approximately 5%. The Company's net operating loss carryforwards of $20,000,000 for federal purposes, $5,200,000 for state purposes and certain general business credits of $1,100,000, expire in various years through 2011. Based on the Internal Revenue Code, the future use of these carryforwards would be subject to an annual limitation should a 50% change in ownership of the Company's stock occur within any three-year period.

Recent Developments

     In March 1998, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely follows the promotion of Ralph Barletta to senior vice president of Research and Development. Jepson and Barletta joined Glen Vondrick and Philip Padfield, both appointed to their respective positions in the last 12 months as senior vice president, Americas and Far East Operations and vice president, Sales and Marketing, Europe, Middle East and Africa, respectively.

     In February 1998, the Company announced a reduction of headcount of approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends and, ultimately, to return the Company to showing income from operations. The Company anticipates that it will incur a restructuring charge, primarily related to severance costs, during the April 30, 1998 quarter in the range of $1.3 to $1.6 million. Additionally, the Company anticipates first quarter revenues to be down from the prior year's first quarter. As a result of this and the restructuring charge, the Company anticipates that it will report a significant loss from operations during the first quarter ending April 30, 1998.

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") approved the new American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

     Based upon management's interpretation of SOP 97-2, the Company does not believe that its implementation will have a material adverse affect on expected revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case. SOP 97-2 will be effective for the Company beginning in the first quarter ending April 30, 1998.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements will be effective for the Company's fiscal year ending January 31, 1999. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows, or financial position.


Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments at January 31, 1998 were $28,010,000, a decrease of $1,597,000 since January 31, 1997. Working capital at January 31, 1998 was $26,657,000, a decrease of $3,306,000 since January 31, 1997.

     Net cash used by operating activities amounted to $516,000 during the year ended January 31, 1998. Net cash provided by operating activities amounted to $3,169,000 in fiscal 1997 and $5,762,000 in fiscal 1996. The primary source of cash from operating activities during fiscal 1998 was the collection of accounts receivable.

     Investing activities for the year ended January 31, 1998 included $1,105,000 for purchases of property and equipment. Cash provided from investing activities included the proceeds from the sale of investment of $3,824,000. The Company currently has no significant capital commitments as of January 31, 1998.

     Cash provided by financing activities in the year ended January 31, 1998 included $517,000 from the exercise of options and warrants to purchase common stock, as well as shares issued in connection with the Employee Stock Purchase Plan. Cash used in financing activities during fiscal 1998 included $4,317,000 for the repurchase of 854,000 shares of the Company's Class A common stock, representing approximately 12% of the outstanding Class A common shares at January 31, 1997.

     The Company's international operations are principally transacted in British pounds. Translation into the Company's reporting currency, the U.S. dollar, has not historically had a material impact on the Company's financial position. Additionally, the Company's net assets denominated in currencies other than the functional currency has not exposed the Company to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates, historically, between the British pound and the U.S. dollar, the Company has not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on the Company's financial position.

     The Company believes that existing cash balances, together with anticipated cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.

Additional Factors That May Affect Future Results

     Fluctuations in Quarterly Operating Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations will continue in the future. Typically, revenues, operating income and net income for the Company's fourth quarter are higher than those for the first quarter of the following year. In addition, the Company has historically recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. The Company generally ships orders as they are received and as a result has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. The sales cycle typically ranges from three to nine months, and license signing may be delayed for a number of reasons outside of the control of the Company. Because the Company's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

     Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of investors. Regardless of the general outlook for the Company's business, the announcement of quarterly operating results below investor expectations is likely to result in a decline in the trading price of the Company's Class A Common Stock.

     Rapid Technological Change; Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, the Company's success depends upon its ability to continue to enhance its existing products, respond to customer requirements, and to develop and introduce, in a timely manner, new products incorporating technological advances. To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business, operating results and financial condition could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing new products or enhancements to its existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace.

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

     Competition. The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Clarify, Inc. and Software Artistry, Inc. (a business unit of Tivoli Systems, Inc., a subsidiary of IBM Corporation) and other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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

     Pricing. The Company believes that its products are competitively priced with other products in the customer support market. However, the market for the Company's products is highly competitive, and the Company expects that it will face increased pricing pressures from its current competitors and new market entrants. Any material reduction in the price of the Company's products would negatively affect gross margins and could materially adversely affect the Company's business, operating results and financial condition if the Company were unable to increase unit sales. In addition, the Company expects increased competition and intends to invest significantly in its business.

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

     Dependence on Key Personnel; New Members of the Executive Management Team. The Company has recently experienced significant changes to its executive management team. Those who have recently joined or have been appointed to the executive management team include Charles Jepson, President and Chief Executive Officer; Ralph Barletta, Senior Vice President of Product Development; Glen Vondrick, Senior Vice President of Americas; and Philip Padfield, Vice President of International Sales and Marketing, all who have been in their respective jobs less than a year. There can be no assurance that the new members of the Company's management team will work effectively together or with the rest of the Company's management.

     The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future. In addition, the Company has recently hired, and plans to continue to hire, a significant number of development engineers to design and implement improvements to the Company's technologies.

     Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company was awarded two patents for its Case-Based Reasoning technology in December 1996, and a third patent was awarded in January 1998. The Company's CBR technology is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

     The Company generally provides its products to end-users under signed license agreements. These agreements are negotiated with and signed by the licensee. The Company occasionally publishes articles regarding its technical developments in industry publications that may prevent the Company from obtaining patent protection for ideas contained in such publications, thus increasing the availability to third parties of fundamental aspects of the Company's technology.

     The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that it will increasingly be subject to such claims as the number of products and competitors in the customer support software market grows and the functionality of such products overlaps with other industry segments. Any such claims, whether or not they are meritorious, could result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all. If the Company was found to have infringed upon the proprietary rights of third parties, it could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations and financial condition.

     Inference Corporation is firmly committed to ensure its commercially available CBR software products are "Year 2000 Ready." All Company products are capable of correctly identifying, manipulating, and performing calculations on dates later than December 31, 1999, where operations based on dates held in 2 digit format are affected due to re-sequencing from 99 to 00. The Company institutes, within its product design specifications, the requirement that internal date representations are held in full format and manipulations are not performed on short formats. This assumes the software is used in accordance with its associated documentation and provided that when the software is linked up to other components, such components factor in the calendar date on the same conditions as the Company's products.


     Risks Associated with Potential Acquisitions. As part of its business strategy, the Company may in the future review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Such acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the business, operating results and financial condition of the Company

     Earthquake Danger. The Company's corporate headquarters, including its research and development, sales and marketing, and administrative activities are located near major earthquake fault lines. The Company could be materially adversely affected in the event of a major earthquake.

     Litigation. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of the Company. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors. See Item 3. "Legal Proceedings."

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


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1998 under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.


Item 11.   Executive Compensation

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1998 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1998 under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.


Item 13.   Certain Relationships and Related Transactions

     The information required by this item will be included in the Company's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1998 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

    (a) The following documents are filed as part of this report:

         (1) Consolidated Financial Statements - See "Index to Consolidated Financial Statements"

         (2)  Consolidated Financial Statement Schedules:

                  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) Exhibits - See "Exhibit Index"

    (b) Reports on Form 8-K:

         Not applicable.

                              INFERENCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS ..........................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at January 31, 1998 and 1997 .................   F-3

   Consolidated Statements of Income for the years ended January 31, 1998,
       1997 and 1996 ........................................................   F-4

   Consolidated Statements of Cash Flows for the years ended January 31,1998,
       1997 and 1996 ........................................................   F-5

   Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 1998, 1997 and 1996 ....................................   F-6

   Notes to Consolidated Financial Statements ...............................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Inference Corporation

     We have audited the accompanying consolidated balance sheets of Inference Corporation as of January 31, 1998 and 1997, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inference Corporation at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Sacramento, California
February 20, 1998

                              INFERENCE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                                            January 31,
                                                                                       --------------------
                                                                                          1998       1997
ASSETS                                                                                 --------    --------
Current assets:
   Cash and cash equivalents .......................................................   $ 28,010    $ 28,620
   Short-term investments ..........................................................         --         987
   Accounts receivable, net ........................................................      5,770       9,794
   Other current assets ............................................................        935         692
                                                                                       --------    --------
          Total current assets .....................................................     34,715      40,093
Property and equipment, net ........................................................      2,114       2,055
Other assets .......................................................................        167          93
                                                                                       --------    --------
                                                                                         36,996     $42,241
                                                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................   $    623    $  1,113
   Accrued salaries and related items ..............................................      1,301       1,539
   Other accrued liabilities .......................................................      1,670       2,082
   Deferred revenue ................................................................      4,464       5,396
                                                                                       --------    --------
          Total current liabilities ................................................      8,058      10,130

Commitments

Shareholders' equity:
   Preferred stock, $0.01 par value;
     Authorized shares-- 2,000 at January 31, 1998 and 1997;
     Issued and outstanding shares--none ............................................        --          --
   Common  stock,  $0.01 par  value;  Authorized  shares -- 27,000 and 17,000 at
     January 31, 1998 and 1997,  respectively;  Issued and outstanding shares --
     7,505 and 8,205 at
     January 31, 1998 and 1997, respectively ........................................        75          82
   Additional paid-in capital .......................................................    48,255      52,048
   Accumulated deficit...............................................................   (19,392)    (20,019)
                                                                                       --------    --------
          Total shareholders' equity.................................................    28,938      32,111
                                                                                       --------    --------
                                                                                        $36,996     $42,241
                                                                                       ========    ========

                            See accompanying notes.

                              INFERENCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                  (in thousands, except per share information)

                                                           Year Ended January 31,
                                                      -------------------------------
                                                        1998        1997        1996
                                                      -------     -------     -------
Revenues:
     Products.....................................    $13,129     $20,402     $16,878
     Services.....................................     15,094      15,588      12,517
                                                      -------     -------     -------
               Total revenues.....................     28,223      35,990      29,395
Operating costs and expenses:
     Products.....................................        982       1,248       1,710
     Services.....................................      7,952       9,237       7,667
     Product development..........................      4,666       3,492       1,959
     Selling and marketing........................     15,421      16,909      12,758
     General and administrative...................      3,796       3,492       1,845
                                                      -------     -------     -------
          Total operating costs and expenses......     32,817      34,378      25,939
                                                      -------     -------     -------
Income (loss) from operations.....................     (4,594)      1,612       3,456

Gain on sale of investment........................      3,824          --          --
Costs of attempted secondary offering.............         --        (241)         --
Non-employee option expenses......................         --        (215)         --
Loss from divested business.......................         --          --        (210)
Interest income...................................      1,428       1,327         803
Other income and (expense), net...................        (31)       (141)        (81)
                                                      -------     -------     -------
Income before income taxes........................        627       2,342       3,968
Benefit (provision) for income taxes..............         --          90        (195)
                                                      -------     -------     -------
Net income........................................    $   627       2,432       3,773
                                                      =======     =======     =======
Per share information:

Net income per common share:
   Basic .........................................    $  0.08        0.30        0.59
                                                      =======     =======     =======
   Diluted .......................................    $  0.08        0.28        0.51
                                                      =======     =======     =======

Shares used in computing net income per share:
   Basic .........................................      7,894       8,078       6,344
                                                      =======     =======     =======
   Diluted .......................................      8,110       8,702       7,393
                                                      =======     =======     =======

                            See accompanying notes.

                              INFERENCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                              Year Ended January 31,
                                                          -------------------------------
                                                           1998        1997        1996
                                                          -------     -------     -------
Cash flows from operating activities:
   Net income .......................................     $   627       2,432       3,773
   Adjustments  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
        Gain on sale of investment ...................     (3,824)         --          --
        Depreciation and amortization ................      1,046         771       1,091
        Changes in operating assets and liabilities:
          Accounts receivable ........................      4,024      (1,292)     (2,386)
          Other current assets .......................       (243)         27        (559)
          Other assets ...............................        (74)         33         (14)
          Accounts payable ...........................       (490)       (395)        587
          Accrued salaries and related items .........       (238)        (49)        482
          Other accrued liabilities ..................       (412)       (210)        894
          Deferred revenue ...........................       (932)      1,852       1,894
                                                          -------     -------     -------
Net cash provided (used) by operating activities .....       (516)      3,169       5,762
Cash flows from investing activities:
   Maturity of short-term investments ................        987       7,314          --
   Purchases of short-term investments ...............         --        (987)     (7,314)
   Net proceeds from sale of investment ..............      3,824          --          --
   Cash contributed to divested business .............         --          --      (1,684)
   Purchases of property and equipment ...............     (1,105)     (1,211)     (1,417)
   Software development costs capitalized.............         --          --         (50)
                                                          -------     -------     -------
Net cash provided (used) by investing activities .....      3,706       5,116     (10,465)
Cash flows from financing activities:
   Payment of dividends on convertible preferred
     stock............................................         --          --        (114)
   Net proceeds from issuance of common stock ........        517       2,104      20,413
   Repurchase of common stock ........................     (4,317)       (388)       --
                                                          -------     -------     -------
Net cash provided (used) by financing activities .....     (3,800)      1,716      20,299
                                                          -------     -------     -------
Net increase in cash and cash equivalents ............       (610)     10,001      15,596
Cash and cash equivalents at beginning of year .......     28,620      18,619       3,023
                                                          -------     -------     -------
Cash and cash equivalents at end of year .............   $ 28,010    $ 28,620    $ 18,619
                                                          =======     =======     =======
Supplemental disclosure of cash flow information:
   Interest paid during the period...................$         15          26          45
   Income taxes paid during the period ...............        173         165         181
   Conversion of convertible preferred stock into
     common stock ....................................         --          --      28,816

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            (in thousands)

                                Convertible          Common Stock          Additional                        Total
                                 Preferred         Shares                   Paid-in       Accumulated     Shareholders'
                                   Stock        Outstanding     Amount      Capital         Deficit          Equity
                                -----------     -----------    -------     ----------     -----------     -------------
Balances at January 31, 1995.   $  28,816           757        $ 1,185     $       --     $   (22,959)    $   7,042
     Divestiture of tools
       business ...............        --            --             --             --          (3,151)       (3,151)
     Conversion of preferred
       stock into common stock.   (28,816)         4,286        28,816             --              --            --
     Issuance of common stock .        --          2,437        20,413             --              --        20,413
     Dividend on Class H
       preferred stock ........        --             --            --             --            (114)         (114)
     Net income ...............        --             --            --             --           3,773         3,773
                                -----------     -----------    -------     ----------     -----------     -------------
Balances at January 31, 1996  .        --          7,480        50,414             --         (22,451)       27,963
     Reincorporation  in the
       state of Delaware.......        --             --       (50,338)        50,338              --            --
     Issuance of common
       stock...................        --            779             7          2,097              --         2,104
      Repurchase of common
       stock ..................        --            (54)         (1)            (387)             --          (388)
     Net income ...............        --             --          --              --            2,432         2,432
                                -----------     -----------    -------     ----------     -----------     -------------
Balances at January 31, 1997  .        --          8,205          82           52,048         (20,019)       32,111
     Issuance of common
       stock...................        --            154           2              515              --           517
     Repurchase of common
       stock...................        --           (854)         (9)          (4,308)             --        (4,317)
     Net income ...............        --             --          --               --             627           627
                                -----------     -----------    -------     ----------     -----------     -------------
Balances at January 31, 1998... $      --          7,505       $  75       $   48,255     $   (19,392)    $  28,938
                                ===========     ===========    =======     ==========     ===========     =============

                            See accompanying notes.

                              INFERENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                January 31, 1998


1.   Organization and Significant Accounting Policies

   Organization

     Inference Corporation (the "Company") is engaged in the design, development and marketing of software products for the customer support and service market. The Company offers maintenance, training and consulting services in support of its software.

   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Foreign Currency Translation

     Assets and liabilities of the Company's wholly owned foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. Foreign exchange transaction gains and losses and translation adjustments are not material in the periods presented.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Cash equivalents and short-term investments

     The Company considers investments that are highly liquid, readily convertible to cash and that mature within three months from the date of purchase as cash equivalents. Short-term investments generally mature between three months and one year from the purchase date. All cash and short-term investments are classified as held-to-maturity as the Company intends and has the ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The carrying values for cash and short-term investments approximate their respective fair values at January 31, 1998 and 1997.

   Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years, except for leasehold improvements which are amortized over the remaining lease term.

     Property and equipment at January 31, 1998 and 1997 is as follows (in thousands):

                                                              1998        1997
                                                              -----       -----
             Computer equipment............................  $3,090      $2,130
             Furniture & leasehold improvements............   1,821       1,676
                                                              -----       -----
                  Total....................................   4,911       3,806
             Accumulated depreciation......................  (2,797)     (1,751)
                                                              -----       -----
                  Property and equipment, net..............  $2,114      $2,055
                                                              =====       =====

   Software Development Costs

     Software development costs incurred subsequent to the determination of the software product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations for fiscal years 1998, 1997 and 1996, and have been charged to product development expenses in the accompanying Consolidated Statements of Income.

                              INFERENCE CORPORATION

                                January 31, 1998


1.   Organization and Significant Accounting Policies (Continued)

   Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents, and short-term investments with high credit quality financial institutions. Such investments are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic regions. As such, the Company generally does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

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

     Service revenues result from contracts with customers for the development and support of system applications. Service revenues are generally recognized as the services are performed. Fixed-price service contracts are recognized on a percentage of completion basis, based on the level of effort performed. The Company may enter into transactions that include both product license and service elements. As such service elements, typically, do not include alterations to the software, the license fees are recognized upon delivery of the product, and the service revenues are recognized as performed.

     The Company enters into maintenance and support agreements with customers whereby the Company provides technical support and certain product updates. Maintenance revenues received are deferred and recognized on a straight-line basis over the maintenance support period, generally one year. If software maintenance fees are provided for in the product license fee or at a significant discount in a license agreement, a portion of the license fee equal to the estimated fair value of these amounts will be allocated to deferred maintenance revenue. Maintenance and support revenues are included in service revenues in the accompanying Consolidated Statements of Income.

     Deferred revenues primarily relate to post-contract customer support which has been paid by customers prior to the performance of the services.

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

   Income Taxes

     Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Note 4). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The Company has not provided U.S. income taxes on the undistributed income of its foreign subsidiaries. The cumulative amount of such income was immaterial as of January 31, 1998.

                              INFERENCE CORPORATION

                                January 31, 1998


1.   Organization and Significant Accounting Policies (Continued)

   Advertising Costs

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the fiscal years ended January 31, 1998, 1997 and 1996 was $481,000, $260,000 and $134,000, respectively.

   Accounting for Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), was issued in October 1995 and was adopted by the Company in fiscal 1997. As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations ("APB 25"), in accounting for stock-based awards to employees. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards, while disclosures required by FAS 123 are included in Note 7.

   Product Concentration

     The Company currently derives substantially all of its revenue from the licensing of its CBR product line and fees from related services. These products and services are expected to account for substantially all of the Company's revenue for the foreseeable future. Consequently, a reduction in demand for these products and services or a decline in sales of these products and services will adversely affect operating results.

   Net Income Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued in February 1997 and is effective for the Company's 1998 fiscal year. SFAS 128 replaced the calculation and reporting of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128.

     The following table sets forth the computation of basic and diluted net income per common share for fiscal years ended January 31, 1998, 1997 and 1996 (in thousands, except per share information):

                                                 1998      1997       1996
                                                -------   ------     -------
Numerator:
Net income....................................  $   627   $2,432     $ 3,773
                                                =======   ======     =======
Denominator:
    Denominator for basic net income per
     common share - weighted-average shares
     outstanding..............................    7,894    8,078       6,344

    Effect of dilutive securities:
      Stock options...........................      208      510         936
      Warrants................................        8      114         113
                                                -------   ------     -------
    Dilutive potential common shares..........      216      624       1,049
                                                -------   ------     -------

    Denominator for diluted net income per
      common share - adjusted weighted-average
      shares for assumed conversions..........    8,110    8,702       7,393
                                                =======   ======     =======
Basic net income per share....................  $  0.08   $ 0.30     $  0.59
                                                =======   ======     =======
Diluted net income per share..................  $  0.08   $ 0.28     $  0.51
                                                =======   ======     =======

                              INFERENCE CORPORATION

                                January 31, 1998


1.   Organization and Significant Accounting Policies (Continued)

   New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") approved the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.

     Based upon management's interpretation of SOP 97-2, the Company does not believe that its implementation will have a material adverse affect on expected revenues or earnings. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue accounting practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue accounting practices, the Company believes it can change its current business practices to comply with this guidance and avoid any material adverse effect on reported revenues and earnings. However, there can be no assurance this will be the case. SOP 97-2 will be effective for the Company beginning in the first quarter ending April 30, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 establishes rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements will be effective for the Company's fiscal year ending January 31, 1999. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows, or financial position.


2.   Financial Instruments

     The following table summarizes the Company's financial instruments as of January 31, 1998 and 1997 (in thousands):

                                                              1998        1997
                                                            -------     -------
     Cash and cash equivalents:
          Cash............................................. $ 4,151     $ 5,818
          Commercial paper.................................  10,201      14,523
          Money market funds...............................   7,425       8,279
          U.S. Treasury securities and obligations
               of U.S. government agencies.................   6,233          --
                                                            -------     -------
     Total cash and cash equivalents....................... $28,010     $28,620
                                                            =======     =======

     Short-term investments:
          Commercial paper.................................      --         987
                                                            -------     -------
     Total short-term investments.......................... $    --     $   987
                                                            =======     =======
     Total cash and cash equivalents and short-term
          investments...................................... $28,010     $29,607
                                                            =======     =======

3.   Commitments

     The Company leases its facilities and certain computer equipment under various operating leases. Total rental expense under operating leases was approximately $2,263,000, $1,448,000 and $1,436,000 during fiscal 1998, 1997 and
1996, respectively. Future minimum obligations as of January 31, 1998 are as follows (in thousands):

           Fiscal Year
           -----------
            1999...........................................  $    1,793
            2000...........................................       1,053
            2001...........................................       1,456
            2002...........................................       1,369
            2003...........................................         897
            Thereafter.....................................       1,908
                                                             ----------
                                            Total            $    8,476
                                                             ==========

                              INFERENCE CORPORATION

                                January 31, 1998


4.   Income Taxes

     The components of the benefit (provision) for income taxes for fiscal years ended January 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                   1998       1997       1996
                                                 ---------  ---------  --------
     Current:
             Federal............................ $      --  $      --  $    (70)
             State..............................        --        (38)      (35)
             Foreign............................        --        128       (90)
                                                 ---------  ---------  --------
                  Total......................... $      --  $      90  $   (195)
                                                 =========  =========  ========


     The Company's effective tax rate differed from the statutory federal income tax rate for fiscal years ended January 31, 1998, 1997 and 1996 as follows:

                                                  1998       1997       1996
                                               ---------  ---------   --------
Statutory federal income tax (benefit) rate..       34.0%      34.0%      34.0%
State taxes, net of federal benefit..........        0.0        1.0        0.7
Tax benefit from utilization of net
     operating loss carryforward.............      (34.0)     (48.0)     (28.0)
Effect of foreign operations.................        0.0        8.0       (4.2)
Other........................................        0.0        1.0        2.5
                                                 -------    -------     ------
Effective tax rate...........................        0.0 %     (4.0)%      5.0%
                                                 =======    =======     ======


     Significant components of deferred tax assets and related valuation allowance at January 31, 1998 and 1997 are as follows (in thousands):


                                                          1998         1997
                                                        --------     --------
        Deferred tax assets:
             Net operating loss carryforwards........   $  7,030     $  7,678
             General business and foreign tax credits      1,109        1,109
             Other...................................      1,827        1,712
                                                        --------     --------
             Total deferred tax assets...............      9,966       10,499
        Valuation allowance..........................     (9,966)     (10,499)
                                                        --------     --------
        Net deferred tax assets......................         --           --
                                                        --------     --------
        Net deferred taxes........................... $       --           --
                                                        ========     ========

     Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance increased by approximately $2,752,000 during fiscal year 1997 and decreased by approximately $533,000 during fiscal year 1998. Deferred tax assets relating to net operating loss carryforwards as of January 31, 1998 include approximately $4,000,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

     At January 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $20,000,000 that expire in various years through 2011 and net operating loss carryforwards for state income tax purposes of approximately $5,200,000 which expire in various years through 2011. The Company also has general business and foreign tax credits of approximately $1,100,000 which expire in various years through 2009.

     Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial limitation if a greater than 50% ownership change were to occur in the future.

                              INFERENCE CORPORATION

                                January 31, 1998


5.   Capital Structure

   Common Stock

     The Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. At January 31, 1998 and 1997, there were 6,315,000 and 7,015,000 shares of Class A Common Stock outstanding, respectively; at January 31, 1998 and 1997, there were 1,190,000 shares of Class B Common Stock outstanding.

     Class A Common Stock. The holders of the Class A Common Stock are entitled
     --------------------
to one vote per share on all matters submitted to a vote of the shareholders. The holders of shares of Class A Common Stock do not have any preemptive rights or rights to subscribe for additional securities of the Company. Dividends are payable on the Class A Common Stock, when, and if, declared by the Board of Directors out of funds legally available therefor. Each share of Common Stock, irrespective of class, will be treated equally in respect of rights upon liquidation of the Company and rights to dividends, except that, in the case of dividends in the form of Common Stock, shares of any class of Common Stock will be payable only to the holders of that class. Upon liquidation or dissolution of the Company, the holders of the Class A Common Stock and Class B Common Stock are entitled to share ratably in all assets available for distribution to shareholders after payment of all prior claims.

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

   Preferred Stock

     The Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series or the designation of such series, without further vote or action by the shareholders.

   Common Stock Warrants

     At January 31, 1998, there were warrants to purchase 22,000 shares of the Company's Class A Common Stock outstanding, with an exercise price of $5.00 per share. These warrants expire in April 1999.

   Common Stock Repurchase Program

     The Company's Board of Directors approved a program to repurchase up to 1,500,000 shares of the Company's Class A Common Stock. The purpose of this program is to reduce the dilutive effect of common stock to be issued under the Company's employee stock plans. In fiscal 1998 and 1997, the Company repurchased 854,000 and 54,000 shares of its common stock at a total cost of approximately $4.3 million and $0.4 million, respectively. As of January 31, 1998, approximately 908,000 shares had been repurchased under the plan, at a cumulative cost of $4.7 million.

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

                              INFERENCE CORPORATION

                                January 31, 1998


5.    Capital Structure (Continued)

   Shareholder Rights Plan (Continued)

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


6.   Employee Benefit Plans

   Employee Savings and Retirement Plans

     The Company sponsors an employee savings and retirement plan (the "401(k) Plan") as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. The Company, at the discretion of the Company's Board of Directors, may make contributions to the 401(K) Plan. The Company has not contributed to the 401(k) Plan since its inception.

     The Company also sponsors a voluntary defined contribution retirement plan (the "UK Plan") for employees in the United Kingdom. Employees may elect to contribute a percentage of their annual gross compensation to the UK Plan. Employer contributions to the UK Plan range between 5% to 12% of participating employees' base salary, depending on the years of service with the Company. Contributions to the plan were $366,000, $333,000, and $272,000 for the fiscal years 1998, 1997, and 1996, respectively.


7.   Stock Based Benefit Plans

   Employee Stock Purchase Plan

     In February 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Pursuant to the ESPP, employees meeting certain eligibility criteria may purchase shares of the Company's Class A Common Stock, subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan. In fiscal years 1998 and 1997, shares totaling 89,000 and 12,000 were issued under the ESPP at weighted-average prices of $4.02 and $5.21 per share, respectively. At January 31, 1998, a total of 399,000 shares remained available for future issuance under the ESPP.

   Stock Option Plans

     The Company has authorized stock option plans that cover the issuance of incentive stock options and non-statutory stock options. The plans provide for the granting of options for the purchase of up to 2,100,000 authorized shares of the Company's common stock. There were 50,000 shares available for future option grants under the plans as of January 31, 1998. Under the terms of the plans, options, which expire ten years from date of grant, may be granted to employees, non-employee directors or consultants at prices not less than the fair value at the date of grant. Options principally vest over periods up to four years from the date of grant.

                             INFERENCE CORPORATION

                                January 31, 1998


7.    Stock Based Benefit Plans (Continued)

     On November 25, 1996 and again on December 23, 1997, the Board of Directors approved a stock option repricing program pursuant to which employees of the Company could elect to cancel unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on that day, or $6.13 and $3.94, respectively. Approximately 666,000 options were repriced in November 1996, and 1,144,000 were repriced in December 1997.

     Information relating to the outstanding stock options is as follows:

                                                                              Weighted Average
                                                    Shares          Price          Price
                                                  ---------   -------------   ----------------
           Outstanding at January 31, 1995.....   1,287,000    $2.50--$6.75          $2.56
                Options granted................     565,000   $7.00--$16.75         $13.04
                Options exercised..............     (67,000)   $2.50--$6.75          $2.92
                Options canceled...............     (81,000)  $2.50--$14.75          $4.15
                                                  ---------
            Outstanding at January 31, 1996.....  1,704,000   $2.50--$16.25          $6.31
                Options granted................   1,197,000   $6.13--$23.50         $10.27
                Options exercised..............    (753,000)  $2.50--$16.25          $2.71
                Options canceled...............    (860,000)  $2.50--$23.50         $16.17
                                                  ---------
           Outstanding at January 31, 1997.....   1,288,000   $2.50--$16.25          $5.31
                Options granted................   2,029,000    $3.94--$6.75          $4.75
                Options exercised..............     (62,000)   $2.50--$7.00          $2.51
                Options canceled...............  (1,584,000)  $2.50--$16.25          $6.26
                                                  ---------
            Outstanding at January 31, 1998.....  1,671,000   $2.50--$11.00          $3.85
                                                  =========


     Included in the above table as of January 31, 1998 are 410,000 stock options issued and outstanding outside the stock option plan. The options expire at various dates from 1998 to 2007. At January 31, 1998 and 1997, options for 334,000 and 344,000 shares, respectively, were exercisable at $2.50 to $11.00 per share. The weighted average exercise price of vested options granted at January 31, 1998 and 1997 was $2.99 and $2.98, respectively.

     The following table summarizes information concerning options outstanding and exercisable as of January 31, 1998:

                                     Options Outstanding                      Options Exercisable
                        ----------------------------------------------   ---------------------------
         Range of                   Weighted Average       Weighted
         Exercise                      Remaining           Average                  Weighted Average
          Prices         Number     Contractual Life    Exercise Price   Number      Exercise Price
       -------------    ---------   ----------------    --------------   -------    ----------------
        $2.50--$3.00      312,000        5.08           $   2.50         300,000       $   2.50
        $3.01--$4.00    1,129,000        9.89           $   3.94               0       $   0.00
        $4.01--$7.50      219,000        9.05           $   4.96          28,000       $   6.50
       $7.51--$11.00       11,000        7.10           $  11.00           6,000       $  11.00
       -------------    ---------   ----------------    --------------   -------    ----------------
       $2.50--$11.00    1,671,000        8.87           $   3.85         334,000       $   2.99


   Stock-Based Compensation

     As permitted under SFAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after January 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

                              INFERENCE CORPORATION

                                January 31, 1998


7.   Stock Based Benefit Plans (Continued)

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                             Options               ESPP
                                                       ------------------   ------------------
                                                          1998      1997      1998       1997
                                                       ---------  -------   ---------  -------
       Expected life (years).........................      1.98      2.04      0.50      0.50
       Expected stock price volatility...............      0.85      0.85      0.85      0.85
       Risk-free interest rate.......................      5.37%     6.18%     5.81%     5.26%


     The weighted average fair value of options granted in fiscal 1998, 1997 and 1996 was $3.15, $5.54 and $8.45, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, for the years ended January 31, 1998 and 1997 follows (in thousands except for basic net income (loss) per share information):


                                                         1998         1997
                                                       -------      -------
       Net income - actual...........................  $   627      $ 2,432
       Net loss - pro forma..........................   (3,325)        (189)

       Net income per basic share - actual...........  $  0.08      $  0.30
       Net income per diluted share - actual.........     0.08         0.28
       Net loss per basic and diluted
          share - pro forma..........................    (0.42)       (0.02)


     Because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000. The weighted average fair value of options granted during fiscal 1998 and 1997, were $4.75 and $10.28, respectively.


8.   Reorganization and Divestiture of Business Unit

     Effective May 1, 1995, the Company transferred certain assets and liabilities of the application development and solutions product line to a wholly owned subsidiary of the Company and distributed all of the shares of such subsidiary to the Company's shareholders (the "Spin-Off"). As part of the Spin-Off, the Company entered into an agreement with the Tools Business to provide certain services to the new entity including operational and systems support, facilities and administrative support and certain technical and customer support. The term of this agreement extended through January 31, 1996. The amount received for these services was approximately $760,000 and was accounted for as an offset against expenses. Revenues for the Tools Business were $1,928,000 for the quarter ended April 30, 1995.


9.   Related Party Transactions

     The Company earned revenues on product sales and services from two affiliated shareholders in the amount of $1,722,000 during fiscal 1996. These shareholders were no longer affiliates in fiscal 1997 or fiscal 1998.

     In July 1996, the Company agreed to sell its minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 in common stock of Quarterdeck ("Investment Amount"), pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. In the quarter ended October 31, 1997, the Company received and sold its Quarterdeck shares, and recorded, in aggregate, a gain of $3,824,000 related to this transaction. Total revenues earned on one-time product sales to Limbex were $1,011,000 in fiscal 1997.

                              INFERENCE CORPORATION

                                January 31, 1998


10.  Geographic and Significant Customer Data

     Information relating to the Company's geographic areas is as follows (in thousands):


                                             Total     Operating   Identifiable
                                            Revenues  Income(Loss)    Assets
                                           ---------  ------------ ------------
     Year ended January 31, 1998:
             North America..............   $  16,682   $ (2,994)   $  30,657
             International..............      11,541     (1,600)       6,339
                                           ---------  ------------ ------------
               Total....................   $  28,223   $ (4,594)   $  36,996
                                           =========  ============ ============
     Year ended January 31, 1997:
             North America..............   $  21,408   $  1,974    $  34,172
             International..............      14,582       (362)       8,069
                                           ---------  ------------ ------------
               Total....................   $  35,990   $  1,612    $  42,241
                                           =========  ============ ============
     Year ended January 31, 1996:
             North America..............   $  15,845   $  1,826    $  30,381
             International..............      13,550      1,630        6,514
                                           ---------  ------------ ------------
               Total....................   $  29,395   $  3,456    $  36,895
                                           =========  ============ ============


     In fiscal 1996, the Company earned revenue from one customer in the amount of $3,217,000, which represented 11% of total revenues. No customer accounted for more than 10% of revenues in fiscal 1998 or fiscal 1997.


11.   Litigation

     In September 1997, the Company filed a complaint (the "Complaint") in the United States District Court - Northern District of California in San Jose (case number C97-03414) charging ServiceSoft Corporation ("ServiceSoft") with patent infringement, copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. In October 1997, ServiceSoft filed its answer to the Complaint and denied the charges made in the Complaint, and ServiceSoft also filed a counterclaim (the "Counterclaim") charging the Company with intentional interference with prospective business advantage, trade defamation and unfair competition. The Counterclaim seeks unspecified damages, costs and non-monetary relief, including, among other things, a declaration of non-infringement and a declaration of invalidity and unenforceability of a patent with respect to the Company's CBR technology. In November 1997, the Company answered the Counterclaim and denied all of the claims made by ServiceSoft in the Counterclaim. The Company believes that the Counterclaim is without merit. The Company intends to vigorously prosecute the Complaint and defend the Counterclaim, and believe that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of mangagement resources, and other factors.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) if the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        INFERENCE CORPORATION

    Date:  April 27, 1998               By:  /s/ William D. Griffin
                                        ----------------------
                                        William D. Griffin
                                        Chief Financial Officer
                                        and Senior Vice President


POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles W. Jepson and William D. Griffin, and each of them, his attorneys-in fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or substitutes may do or cause to be done by virtue hereof.

        Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

    /s/ Charles W. Jepson               Chief Executive Officer (Principal            April 27, 1998
    -----------------------------       Executive Officer), President and Director
        (Charles W. Jepson)

    /s/ William D. Griffin              Chief Financial Officer (Principal            April 27, 1998
    -----------------------------       Financial and Accounting Officer),
        (William D. Griffin)            Senior Vice President and Director

    /s/ Peter R. Tierney                Director                                      April 27, 1998
    -----------------------------
        (Peter R. Tierney)

    /s/ Dean O. Allen                   Director                                      April 27, 1998
    -----------------------------
        (Dean O. Allen)

    /s/ Thomas Davenport                Director                                      April 27, 1998
    -----------------------------
        (Thomas Davenport)

    /s/ C. Scott Gibson                 Director                                      April 27, 1998
    -----------------------------
        (C. Scott Gibson)

    /s/ Anthony Sun                     Director                                      April 27, 1998
    -----------------------------
        (Anthony Sun)

                                                             EXHIBIT INDEX

                                                                                                  Sequential
                                                                                                     Page
Exhibit                                                                                             Number
No.             Description
 2.1            Agreement of Merger dated as of July 5, 1996 by and between the
                Registrant and its predecessor (merger agreement effectuating the reincorporation of the Registrant into Delaware). (3)

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

10.3* The Registrant's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form
                8-K dated July 8, 1996 on file with the Securities and Exchange
                Commission ("July 8, 1996 Form 8-K")).

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

10.9            Not used

10.10           Technology Transfer and License Agreement dated as of May 1,
                1995 between the Registrant and Brightware. (1)

10.11*          Executive Employment Agreement effective as of February 1, 1997 between the Registrant and William D. Griffin. (4)

10.12*          Executive Employment Agreement effective as of March 4, 1998 between the Registrant and Charles W. Jepson. (5)

10.13*          Amendment No. 1 to Registrant's Amended and Restated 1993 Stock
                Option Plan dated February 14, 1996 (incorporated by reference to Exhibit 10.2 to the July 8, 1996 Form 8-K).

10.14*          Amendment No. 2 to Registrant's Amended and Restated 1993 Stock
                Option Plan dated March 28, 1996 (incorporated by reference to
                Exhibit 10.3 to the July 8, 1996 Form 8-K).

10.15*          Consulting Agreement effective as of April 1, 1998 between the
                Registrant and Peter R. Tierney, as amended by the First
                Amendment to Consulting Agreement dated April 24, 1998. (5)

10.16           Not used.

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

10.18-10.20     Not used

10.21 Distributorship and Licensing Agreement dated June 20, 1988 between the Registrant and Nichimen Corporation, and Adenda thereto. (1)

10.22           Not used

10.23           Golden Gate Plaza Full Service Lease dated October 14, 1994 between Novato Gateway Associates and the Registrant. (1)

10.24-10.25     Not used

                                                                                                  Sequential
                                                                                                     Page
Exhibit                                                                                             Number
No.             Description
10.26           License Agreement for Distribution of Third Party Components
                with Microsoft Products dated April 30, 1993 between the
                Registrant and Microsoft Corporation. (1)

10.27           Agreement and Plan of Reorganization dated August 13, 1996 among
                Quarterdeck Corporation, Limbex Corporation, the Registrant and the other shareholders of Limbex Corporation named therein. (2)

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

10.33           Technology License Agreement dated May 9, 1995 between the
                Registrant and Limbex Corporation. (1)

10.34           Software License and Maintenance Agreement dated September
                22,1995 between the Registrant and ICL Sorbus UK Limited. (2)

10.35 License and Consulting Agreements dated March 30, 1995 between the Registrant and Gateway 2000. (2)

10.36-10.37     Not used

10.38*          Indemnification Agreement dated March 13, 1998 between the
                Registrant and Mark A. Wolf. (5)

10.39*          Indemnification Agreement dated March 13, 1998 between the
                Registrant and Philip Padfield. (5)

10.40*          Indemnification Agreement dated August 21, 1995 between the
                Registrant and William D. Griffin. (2)

10.41*          Indemnification Agreement dated August 21, 1995 between the
                Registrant and Peter R. Tierney. (2)

10.42*          Indemnification Agreement dated March 13, 1998 between the
                Registrant and Charles W. Jepson. (5)

10.43*          Indemnification Agreement dated March 13, 1998 between the
                Registrant and Ralph Barletta. (5)

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

10.45*          Indemnification Agreement dated August 21, 1995 between the
                Registrant and Dean O. Allen. (2)

10.46*          Indemnification Agreement dated February 7, 1997 between the
                Registrant and Thomas Davenport. (4)

10.47*          Indemnification Agreement dated August 21, 1995 between the
                Registrant and Scott Gibson. (2)

10.48*          Indemnification Agreement dated August 21, 1995 between the
                Registrant and Anthony Sun. (2)

21.1            Subsidiaries of the Registrant. (4)

23.1            Consent of Independent Auditors. (5)

27.1            Financial Data Schedule. (5)

27.2            Restated Financial Data Schedule for the period ended April 30,
                1996. (5)

27.3            Restated Financial Data Schedule for the period ended July 31,
                1996. (5)

27.4            Restated Financial Data Schedule for the period ended October
                31, 1996. (5)

27.5            Restated Financial Data Schedule for the period ended January
                31, 1997. (5)

-------------------------------------------------------------------------------

 * Denotes a compensation plan or other agreement under which directors or executive officers may participate.

(1) Incorporated by reference to Exhibit of same number to the Registrant's Registration Statement on Form S-1, as amended (file no. 33-92386) on file with the Securities and Exchange Commission.
(2) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
(3) Incorporated by reference to Exhibit of same number to the Registrant's Current Report on Form 8-K dated November 25, 1996.
(4) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
(5)   Filed herewith.