Form 10-Q
period 1998-04-30
INFERENCE CORP /CA/
filed 1998-06-15
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                 FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

    For the quarterly period ended                   Commission File Number
           APRIL 30, 1998                                   0-26334
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


As of June 8, 1998, there were 5,994,238 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     INDEX


                                                                                                 Page
                                                                                             ------------
PART I   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
           at April 30, 1998 and January 31, 1998..........................................             3

         Condensed Consolidated Statements of Operations for the
           Three Months Ended April 30, 1998 and 1997.....................................              4

         Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1998 and 1997......................................              5

         Notes to Condensed Consolidated Financial Statements.............................              6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................................            10


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................            17

ITEM 2.  Changes in Securities.............................................................            17

ITEM 3.  Defaults upon Senior Securities...................................................            17

ITEM 4.  Submission of Matters to a Vote of Security Holders...............................            17

ITEM 5.  Other Information.................................................................            17

ITEM 6.  Exhibits and Reports on Form 8-K..................................................            17

         Signature.........................................................................            18


                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                                               APRIL 30,       JANUARY 31,
                                                                 1998             1998
                                                            ---------------  ---------------
ASSETS

Current assets:
 Cash and cash equivalents................................    $ 25,529,000     $ 28,010,000
 Accounts receivable, net.................................       5,438,000        5,770,000
 Other current assets.....................................         473,000          935,000
                                                              ------------     ------------
  Total current assets....................................      31,440,000       34,715,000
Property and equipment, net...............................       2,087,000        2,114,000
Other assets..............................................          75,000          167,000
                                                              ------------     ------------
                                                              $ 33,602,000     $ 36,996,000
                                                              ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................    $    696,000     $    623,000
 Accrued salaries and related items.......................       1,079,000        1,301,000
 Other accrued liabilities................................       2,141,000        1,670,000
 Deferred revenue.........................................       3,906,000        4,464,000
                                                              ------------     ------------
  Total current liabilities...............................       7,822,000        8,058,000


Shareholders' equity:
 Common stock.............................................          74,000           75,000
 Additional paid-in capital...............................      47,751,000       48,255,000
 Accumulated deficit......................................     (22,045,000)     (19,392,000)
                                                              ------------     ------------
  Total shareholders' equity..............................      25,780,000       28,938,000
                                                              ------------     ------------
                                                              $ 33,602,000     $ 36,996,000
                                                              ============     ============







                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                           THREE MONTHS ENDED APRIL 30,
                                                     ------------------------------------
                                                           1998               1997
                                                     -----------------  -----------------

REVENUES:
  Products.........................................       $ 3,075,000        $ 3,218,000
  Services.........................................         3,274,000          3,876,000
                                                          -----------        -----------
    Total revenues.................................         6,349,000          7,094,000

OPERATING COSTS AND EXPENSES:
  Cost of product revenues.........................           217,000            243,000
  Cost of service revenues.........................         1,839,000          2,207,000
  Product development..............................         1,065,000          1,045,000
  Sales and marketing..............................         3,733,000          3,960,000
  General and administrative.......................         1,201,000            923,000
  Restructuring....................................         1,321,000                 --
                                                          -----------        -----------
    Total operating costs and expenses.............         9,376,000          8,378,000
                                                          -----------        -----------
Loss from operations...............................        (3,027,000)        (1,284,000)
Interest income....................................           326,000            355,000
Interest income (expense) and other, net...........            48,000            (14,000)
                                                          -----------        -----------
Loss before income taxes...........................        (2,653,000)          (943,000)
Provision for income taxes.........................                --                 --
                                                          -----------        -----------

Net loss...........................................       $(2,653,000)       $  (943,000)
                                                          ===========        ===========

Basic and diluted net loss per share...............       ($     0.36)       ($     0.12)
                                                          ===========        ===========

Shares used in computing basis and diluted
 net loss per share................................         7,446,000          8,111,000
                                                          ===========        ===========











                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED APRIL 30,
                                                                   ---------------------------------------
                                                                          1998                 1997
                                                                   -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.........................................................       ($  2,653,000)     ($     943,000)
Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
  Depreciation and amortization..................................             248,000             226,000
  Stock based compensation expense...............................              80,000                  --
  Changes in operating assets and
   liabilities:
    Accounts receivable..........................................             332,000           2,640,000
    Other current assets.........................................             462,000              13,000
    Other assets.................................................              92,000             (20,000)
    Accounts payable.............................................              73,000            (249,000)
    Accrued salaries and related items...........................            (222,000)            (99,000)
    Other accrued liabilities....................................             471,000            (219,000)
    Deferred revenue.............................................            (558,000)           (331,000)
                                                                        -------------         -----------
 Net cash (used in) provided by operating activities..............         (1,675,000)          1,018,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturity of short-term investments...............................                 --             987,000
 Purchases of property and equipment..............................           (221,000)           (281,000)
                                                                        -------------         -----------
 Net cash (used in) provided by investing activities..............           (221,000)            706,000

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock.......................             14,000              21,000
 Repurchase of common stock.......................................           (599,000)         (1,302,000)
                                                                        -------------         -----------
 Net cash used in financing activities............................           (585,000)         (1,281,000)
                                                                        -------------         -----------

Net (decrease) increase in cash and cash equivalents.............          (2,481,000)            443,000
Cash and cash equivalents at beginning of period.................          28,010,000          28,620,000
                                                                        -------------         -----------

Cash and cash equivalents at end of period.......................       $  25,529,000         $29,063,000
                                                                        =============         ===========

---------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid during the period..............................       $      68,000         $    12,000
                                                                        =============         ===========





                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998, included in the Annual Report on Form 10-K. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   SIGNIFICANT ACCOUNTING POLICIES

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

                             INFERENCE CORPORATION

                                  (Unaudited)


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             INFERENCE CORPORATION

                                  (UNAUDITED)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Net Loss Per Share

    The following table sets forth the computation of basic and diluted net income per common share for the three months ended April 30, 1998 and 1997 (in thousands, except per share information):

                                                        1998           1997
                                                    -------------  -------------
Numerator:
Net loss..........................................   ($    2,653)     ($    943)
                                                        ========        =======

Denominator:
 Denominator for basic net income per
 common share-weighted-average shares
 outstanding......................................
                                                           7,446          8,111


 Effect of dilutive securities:
    Stock options and warrants....................            --             --
                                                        --------        -------
    Dilutive potential common shares..............            --             --
                                                        --------        -------

 Denominator for diluted net income per
  common share  adjusted weighted-average
  shares for assumed conversions..................         7,446          8,111
                                                        ========        =======


Basic and diluted net income per share                  ($  0.36)       ($0.12)
                                                        ========        =======


    As of April 30, 1998 and 1997, there were 1,652,000 and 1,677,000 options to acquire shares of common stock with weighted-average exercise prices of $3.82 and $5.63, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive in the periods presented.

3.  RESTRUCTURING COSTS

    In March 1998, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced John Binns in that position. Jepson and Barletta joined Glen Vondrick and Philip Padfield, both appointed to their positions in the last 15 months as senior vice president, Americas and Far East Operations and vice president, Sales and Marketing, Europe, Middle East and Africa, respectively.

    In February 1998, the Company announced a reduction in the number of its employees by approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends. The Company recorded a restructuring charge, primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million, $170,000 of which remain unpaid at April 30, 1998.

                             INFERENCE CORPORATION

                                  (UNAUDITED)



4.  NEW ACCOUNTING PRONOUNCEMENTS

   Software Revenue Recognition

    Effective February 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, as amended by AICPA SOP 98-4. Prior years were not restated and the adoption of SOP 97-2 did not have a material adverse affect on the revenues or net loss for the period.

  Reporting Comprehensive Income

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes rules for reporting and displaying comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net loss or shareholders' equity for the three months ended April 30, 1998, because the comprehensive loss was the same as the net loss for such period and there are no necessary adjustments reported in shareholders' equity.

  Disclosures about Segments of an Enterprise and Related Information

    Effective February 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"), which superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 established standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the Company's fiscal 1999 Annual Report on Form 10-K.



5.  LITIGATION

    In September 1997, the Company filed a complaint (the "Complaint") in the United States District Court - Northern District of California in San Jose (case number C97-03414) charging ServiceSoft Corporation ("ServiceSoft") with patent infringement, copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. In October 1997, ServiceSoft filed its answer to the Complaint and denied the charges made in the Complaint, and ServiceSoft also filed a counterclaim (the "Counterclaim") charging the Company with intentional interference with prospective business advantage, trade defamation and unfair competition. The Counterclaim seeks unspecified damages, costs and non-monetary relief, including, among other things, a declaration of non-infringement and a declaration of invalidity and unenforceability of a patent with respect to the Company's CBR technology. In November 1997, the Company answered the Counterclaim and denied all of the claims made by ServiceSoft in the Counterclaim. The Company believes that the Counterclaim is without merit. The Company intends to vigorously prosecute the Complaint and defend the Counterclaim, and believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur,the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on the Company's results of operations as a result of defense costs, diversion of management resources, and other factors.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


THREE MONTHS ENDED APRIL 30, 1998 AND APRIL 30, 1997

  The following table sets forth the percentages that certain statement of operations items are to total revenues for the three months ended April 30, 1998 and 1997:


                                             Three months ended
                                                  April 30,
                                          ---------------------
                                              1998         1997
                                          --------     --------
Revenues:
  Products                                      48%          45%
  Services                                      52%          55%
                                              ----         ----
    Total                                      100%         100%
Operating costs and expenses:
  Products                                       3%           3%
  Services                                      29%          31%
  Product development                           17%          15%
  Selling and marketing                         59%          56%
  General and administrative                    19%          13%
  Restructuring                                 21%          --
                                              ----         ----
    Total                                      148%         118%
                                              ----         ----
Loss from operations                           (48%)        (18%)
                                              ====         ====


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

  Total revenues decreased to $6,349,000 in the three months ended April 30, 1998 from $7,094,000 in the three months ended April 30, 1997, representing a 11% decrease. During each of the three month periods ended April 30, 1998 and 1997, one customer accounted for 13% of total revenues.

  Total revenues from the Americas operations decreased to $3,708,000 in the three months ended April 30, 1998 from $4,532,000 in the three months ended April 30, 1997, representing a 18% decrease. Total international revenues increased to $2,641,000 in the three months ended April 30, 1998 from $2,562,000 in the three months ended April 30, 1997, representing a 3% increase. Total international revenues for the three months ended April 30, 1998 and April 30, 1997 represented 42% and 36% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and manages over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

Product Revenues

  Product revenues decreased to $3,075,000 in the three months ended April 30, 1998 from $3,218,000 in the three months ended April 30, 1997, representing a 4% decrease. The decline in revenues from products was due to lower unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 48% and 45% of total revenues for the three months ended April 30, 1998 and April 30, 1997, respectively. During each of the three month periods ended April 30, 1998 and 1997, one customer accounted for 27% and 29% of total product revenues, respectively.

  Product revenues from the Americas operations decreased to $1,892,000 in the three months ended April 30, 1998 from $2,210,000 in the three months ended April 30, 1997, representing a 14% decrease. International product revenues increased to $1,183,000 in the three months ended April 30, 1998 from $1,008,000 in the three months ended April 30, 1997, representing a 17% increase.

Service Revenues

  Total service revenues decreased to $3,274,000 in the three months ended April 30, 1998 from $3,876,000 in the three months ended April 30, 1997, representing a 16% decrease.

  Service revenues from the Americas operations decreased to $1,816,000 in the three months ended April 30, 1998 from $2,322,000 in the three months ended April 30, 1997, representing a 22% decrease. International service revenues decreased to $1,458,000 in the three months ended April 30, 1998 from $1,554,000 in the three months ended April 30, 1997, representing a 6% decrease.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $217,000 in the three months ended April 30, 1998 from $243,000 in the three months ended April 30, 1997, representing a 11% decrease. The gross margin on product revenues was 93% and 92% for the three months ended April 30, 1998 and April 30, 1997, respectively.

Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,839,000 in the three months ended April 30, 1998 from $2,207,000 in the three months ended April 30, 1997, representing a 17% decrease. The gross margin on service revenues was 44% and 43% for the three months ended April 30, 1998 and April 30, 1997, respectively. The gross margin on service revenues continues to be slightly higher than usual as a result of a greater percentage of the services business coming from the Company's maintenance support business, which earns a much higher gross margin than the professional services business. It is expected that the gross margin on service revenues will continue to vary, depending on the revenue mix of professional services and maintenance support.

Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased to $1,065,000 in the three months ended April 30, 1998 from $1,045,000 in the three months ended April 30, 1997, representing a 2% increase. Product development expense as a percentage of revenues was 17% and 15% for the three months ended April 30, 1998 and April 30, 1997, respectively. The Company believes that continued commitment to product development will be required for the Company's CBR Products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense decreased to $3,733,000 in the three months ended April 30, 1998 from $3,960,000 in the three months ended April 30, 1997, representing a 6% decrease. Sales and marketing expense as a percentage of revenues was 59% and 56% for the three months ended April 30, 1998 and April 30, 1997, respectively.

General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased to $1,201,000 in the three months ended April 30, 1998 from $923,000 in the three months ended April 30, 1997, representing a 30% increase. The increase in general and administrative expenses was primarily the result of legal fees associated with on-going litigation matters. General and administrative expense as a percentage of revenues was 19% and 13% for the three months ended April 30, 1998 and April 30, 1997, respectively.

Restructuring

  In March 1998, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced John Binns in that position. Also, in February 1998, the Company announced a reduction of its employees by approximately 12 percent. The Company recorded a restructuring charge, primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million.

Other Income, Net

  Other income and expense, net, primarily interest income, was $374,000 in the three months ended April 30, 1998 compared to $341,000 in the three months ended April 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at April 30, 1998 were $25,529,000, a decrease of $2,481,000 since January 31, 1998. Working capital at April 30, 1998 was $23,618,000.

  Net cash used in operating activities amounted to $1,675,000 during the three months ended April 30, 1998, as compared to net cash provided by operating activities of $1,018,000 during the three months ended April 30, 1997.

  Investing activities for the three months ended April 30, 1998 included $221,000 for purchases of property and equipment. The Company has no significant capital commitments as of April 30, 1998.

  Cash used in financing activities for the three months ended April 30, 1998 included $599,000 for the repurchase of 127,000 shares of the Company's common stock.

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

  The Company believes that existing cash balances, taking into consideration the anticipated effect of cash flows from operations, will be sufficient to meet its working capital and capital expenditure requirements for at least the next twelve months.


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

  Dependence on Key Personnel; New Members of the Executive Management Team. The Company has recently experienced significant changes to its executive management team. Those who have recently joined or have been appointed to the executive management team include Charles Jepson, President and Chief Executive Officer; Ralph Barletta, Senior Vice President of Product Development; Glen Vondrick, Senior Vice President of Americas; and Philip Padfield, Vice President of International Sales and Marketing, all who have been in their positions less than 15 months. There can be no assurance that the new members of the Company's management team will work effectively together or with the rest of the Company's management. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract, assimilate or retain other highly qualified personnel in the future. In addition, the Company has recently hired, and plans to continue to hire, a significant number of development engineers to design and implement improvements to the Company's technologies.

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

  Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company has been awarded three patents for its Case-Based Reasoning technology which is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance requirements. Any year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations and financial condition.

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

ITEM 5.   OTHER INFORMATION

  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K

     None.

 (b) Reports on Form 8-K

    On March 6, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on March 4, 1998, the Company had appointed Charles W. Jepson as its new President and Chief Executive Officer.

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

                                 Dated:  June 10, 1998