Form 10-Q
period 1998-07-31
INFERENCE CORP /CA/
filed 1998-09-11
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

 For the quarterly period ended                         Commission File Number
         July 31, 1998                                          0-26334
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


                             ---------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

  Yes   x    No ___
      -----

  As of September 3, 1998, there were 5,862,477 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     INDEX


                                                                                                  Page
                                                                                              ------------

Part I       FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
               at July 31 and January 31, 1998.................................................        3

             Condensed Consolidated Statements of Operations for the Three and
               Six Months Ended July 31, 1998 and 1997.........................................        4

             Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended July 31, 1998 and 1997.........................................        5

             Notes to Condensed Consolidated Financial Statements..............................        6

ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................        8


Part II      OTHER INFORMATION

ITEM 1.      Legal Proceedings.................................................................       17

ITEM 2.      Changes in Securities.............................................................       17

ITEM 3.      Defaults upon Senior Securities...................................................       17

ITEM 4.      Submission of Matters to a Vote of Security Holders...............................       17

ITEM 5.      Other Information.................................................................       18

ITEM 6.      Exhibits and Reports on Form 8-K..................................................       18

             Signature.........................................................................       19


                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                                                July 31,         January 31,
                                                                  1998              1998
                                                             ---------------   ---------------
ASSETS

Current assets:
 Cash and cash equivalents................................     $ 24,381,000      $ 28,010,000
 Accounts receivable, net.................................        6,016,000         5,770,000
 Other current assets.....................................          463,000           935,000
                                                               ------------      ------------
  Total current assets....................................       30,860,000        34,715,000
Property and equipment, net...............................        1,859,000         2,114,000
Other assets..............................................          123,000           167,000
                                                               ------------      ------------
                                                               $ 32,842,000      $ 36,996,000
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................     $    624,000      $    623,000
 Accrued salaries and related items.......................        1,317,000         1,301,000
 Other accrued liabilities................................        2,554,000         1,670,000
 Deferred revenue.........................................        4,362,000         4,464,000
                                                               ------------      ------------
  Total current liabilities...............................        8,857,000         8,058,000

Shareholders' equity:
 Common stock.............................................           71,000            75,000
 Additional paid-in capital...............................       46,563,000        48,255,000
 Accumulated deficit......................................      (22,649,000)      (19,392,000)
                                                               ------------      ------------
  Total shareholders' equity..............................       23,985,000        28,938,000
                                                               ------------      ------------
                                                               $ 32,842,000      $ 36,996,000
                                                               ============      ============

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           Three Months Ended July 31,               Six Months Ended July 31,
                                                      -----------------------------------        -----------------------------------
                                                            1998               1997                     1998               1997
                                                      ----------------   ----------------        ----------------   ----------------
Revenues:
  Products.........................................        $4,118,000        $ 2,709,000             $ 7,193,000        $ 5,927,000
  Services.........................................         3,394,000          4,011,000               6,668,000          7,886,000
                                                           ----------        -----------             -----------        -----------
    Total revenues.................................         7,512,000          6,720,000              13,861,000         13,813,000

Operating costs and expenses:
  Cost of product revenues.........................           161,000            246,000                 378,000            488,000
  Cost of service revenues.........................         1,723,000          2,097,000               3,562,000          4,304,000
  Product development..............................         1,437,000          1,141,000               2,502,000          2,185,000
  Sales and marketing..............................         3,738,000          3,484,000               7,471,000          7,443,000
  General and administrative.......................         1,046,000            983,000               2,247,000          1,907,000
  Restructuring....................................           253,000                 --               1,574,000                 --
                                                           ----------        -----------             -----------        -----------
    Total operating costs and expenses.............         8,358,000          7,951,000              17,734,000         16,327,000
                                                           ----------        -----------             -----------        -----------
Loss from operations...............................          (846,000)        (1,231,000)             (3,873,000)        (2,514,000)
Interest income....................................           330,000            379,000                 656,000            733,000
Interest expense and other, net....................           (88,000)           (54,000)                (40,000)           (68,000)
                                                           ----------        -----------             -----------        -----------

Net loss...........................................        $ (604,000)       $  (906,000)            $(3,257,000)       $(1,849,000)
                                                           ==========        ===========             ===========        ===========

Net loss per share.................................        $    (0.08)       $     (0.11)            $     (0.44)       $     (0.23)
                                                           ==========        ===========             ===========        ===========

Shares used in computing basic and diluted
      net loss per share...........................         7,242,000          7,915,000               7,342,000          8,011,000
                                                           ==========        ===========             ===========        ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                           Six Months Ended July 31,
                                                                    ---------------------------------------
                                                                           1998                 1997
                                                                    ------------------   ------------------
Cash flows from operating activities:

 Net loss........................................................         $(3,257,000)         $(1,849,000)
 Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
  Depreciation and amortization..................................             560,000              420,000
  Stock based compensation expense...............................              80,000                   --
  Changes in operating assets and
   liabilities:
    Accounts receivable..........................................            (246,000)           3,681,000
    Other current assets.........................................             472,000             (157,000)
    Other assets.................................................              44,000              (37,000)
    Accounts payable.............................................               1,000               14,000
    Accrued salaries and related items...........................              16,000             (449,000)
    Other accrued liabilities....................................             884,000              (85,000)
    Deferred revenue.............................................            (102,000)          (1,122,000)
                                                                          -----------          -----------
Net cash (used in) provided by operating activities..............          (1,548,000)             416,000

Cash flows from investing activities:

  Maturity of short-term investments.............................                  --              987,000
  Purchases of property and equipment............................            (305,000)            (745,000)
                                                                          -----------          -----------
  Net cash (used in) provided by investing activities............            (305,000)             242,000

Cash flows from financing activities:

  Net proceeds from issuance of common stock.....................             249,000              229,000
  Repurchase of common stock.....................................          (2,025,000)          (2,601,000)
                                                                          -----------          -----------
  Net cash used in financing activities..........................          (1,776,000)          (2,372,000)
                                                                          -----------          -----------

Net decrease in cash and cash equivalents........................          (3,629,000)          (1,714,000)
Cash and cash equivalents at beginning of period.................          28,010,000           28,620,000
                                                                          -----------          -----------

Cash and cash equivalents at end of period.......................         $24,381,000          $26,906,000
                                                                          ===========          ===========

Supplemental disclosure of cash flow information:
 Income taxes paid during the period.............................         $    89,000          $    12,000
                                                                          ===========          ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998, included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

    Software Revenue Recognition

    Effective February 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, as amended by AICPA SOP 98-4. Prior years have not been restated and the adoption of SOP 97-2 did not have a material effect on the revenues or net loss for the three and six months ended July 31, 1998.

3.  LITIGATION

    In July 1998, the Company and ServiceSoft Corporation jointly agreed to settle on-going litigation entitled Inference Corporation v. ServiceSoft Corporation (Civil Case No. C97-03414). See Item I of Part II.

                             INFERENCE CORPORATION

                                  (UNAUDITED)

4.  RESTRUCTURING COSTS

    In July 1998, the Company downsized operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. As a result, the Company recorded a restructuring charge, related to lease abandonment and severance charges, during the three months ended July 31, 1998 in the amount of $253,000, all of which remained unpaid at July 31, 1998.

    In the quarter ended April 30, 1998, the Company announced a reduction in the number of its employees by approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends. In addition, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced John Binns in that position. The Company recorded a restructuring charge, primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million.

5.  NET LOSS PER SHARE

    The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended July 31, 1998 and 1997 (in thousands, except per share information):

                                                      Three Months Ended July 31,      Six Months Ended July 31,
                                                         1998            1997            1998            1997
                                                         ----            ----            ----            ----
Numerator:
Net loss............................................  ($     604)    ($      905)    ($    3,257)    ($    1,849)
                                                       =========      ==========      ==========      ==========

Denominator:
 Denominator for basic net income per common
  share--weighted-average shares outstanding.........      7,242           7,915           7,342           8,011

 Effect of dilutive securities:
    Stock options and warrants......................          --              --              --              --
                                                       ---------      ----------      ----------      ----------
    Dilutive potential common shares................          --              --              --              --
                                                       ---------      ----------      ----------      ----------

 Denominator for diluted net income per
  common share--adjusted weighted-average
  shares for assumed conversions....................       7,242           7,915           7,342           8,011
                                                       =========      ==========      ==========      ==========

Basic and diluted net income per share..............  ($     .08)    ($      .11)    ($      .44)    ($      .23)
                                                       =========      ==========      ==========      ==========

  As of July 31, 1998 and 1997, there were 2,269,000 and 1,759,000 options to acquire shares of common stock at weighted-average prices of $3.83 and $5.42 per share, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted loss per share as their effect was anti-dilutive in the periods presented.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders, rapid technological change and product transitions, and competitive actions in the marketplace. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

  The following table sets forth the percentages that certain statement of operations items are to total revenues for the three and six months ended July 31, 1998 and 1997:


                                          Three Months Ended July 31,          Six Months Ended July 31,
                                       ----------------------------        ----------------------------
                                             1998             1997               1998             1997
                                       -----------      -----------        -----------      -----------
Revenues:
  Products                                      55%              40%                52%              43%
  Services                                      45%              60%                48%              57%
                                              ----             ----               ----             ----
    Total                                      100%             100%               100%             100%
Operating costs and expenses:
  Products                                       2%               3%                 3%               3%
  Services                                      23%              31%                26%              31%
  Product development                           19%              17%                18%              16%
  Selling and marketing                         50%              52%                54%              54%
  General and administrative                    14%              15%                16%              14%
  Restructuring                                  3%              --                 11%              --
                                              ----             ----               ----             ----
    Total                                      111%             118%               128%             118%
                                              ----             ----               ----             ----
Loss from operations                           (11%)            (18%)              (28%)            (18%)
                                              ====             ====               ====             ====

THREE MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

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

  Total revenues increased to $7,512,000 in the three months ended July 31, 1998 from $6,720,000 in the three months ended July 31, 1997, representing a 12% increase. During each of the three month periods ended July 31, 1998 and 1997, one customer accounted for 12% of total revenues.

  Total revenues from the Americas operations increased to $4,252,000 in the three months ended July 31, 1998 from $3,784,000 in the three months ended July 31, 1997, representing a 12% increase. Total international revenues increased to $3,260,000 in the three months ended July 31, 1998 from $2,936,000 in the three months ended July 31, 1997, representing an 11% increase. Total international revenues for the three months ended July 31, 1998 and July 31, 1997 represented 43% and 44% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and manages over 15 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

Product Revenues

  Product revenues increased to $4,118,000 in the three months ended July 31, 1998 from $2,709,000 in the three months ended July 31, 1997, representing a 52% increase. The increase in revenues from products was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 55% and 40% of total revenues for the three months ended July 31, 1998 and July 31, 1997, respectively. During the three month periods ended July 31, 1998 and 1997, one customer accounted for 21% and 31% of total product revenues, respectively.

  Product revenues from the Americas operations increased to $2,396,000 in the three months ended July 31, 1998 from $1,267,000 in the three months ended July 31, 1997, representing an 89% increase. International product revenues increased to $1,722,000 in the three months ended July 31, 1998 from $1,442,000 in the three months ended July 31, 1997, representing a 19% increase.

Service Revenues

  Total service revenues decreased to $3,394,000 in the three months ended July 31, 1998 from $4,011,000 in the three months ended July 31, 1997, representing a 15% decrease. The decrease in service revenues, in the face of increasing product revenues, is primarily attributable to the time lag between when product deals are closed and consulting projects commence, as well as a decrease in the average size of consulting engagements.

  Service revenues from the Americas operations decreased to $1,856,000 in the three months ended July 31, 1998 from $2,517,000 in the three months ended July 31, 1997, representing a 26% decrease. International service revenues decreased to $1,538,000 in the three months ended July 31, 1998 from $1,494,000 in the three months ended July 31, 1997, representing a 1% decrease.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $161,000 in the three months ended July 31, 1998 from $246,000 in the three months ended July 31, 1997, representing a 35% decrease. As a result of such decreases, the gross margin on product revenues increased to 96% for the three months ended July 31, 1998 from 91% in the three month period ended July 31, 1997. The decrease in cost of product revenues is primarily attributable to certain cost reduction programs undertaken by the Company during the current quarter.

Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,723,000 in the three months ended July 31, 1998 from $2,097,000 in the three months ended July 31, 1997, representing an 18% decrease. The gross margin on service revenues was 49% and 48% for the three months ended July 31, 1998 and July 31, 1997, respectively. The gross margin on service revenues continues to be slightly higher than in previous periods as a result of a greater percentage of the services business coming from the Company's maintenance support business, which earns a much higher gross margin than the professional services business. It is expected that the gross margin on service revenues will continue to vary, depending on the revenue mix of professional services and maintenance support.

Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, and recruiting fees in addition to equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased to $1,437,000 in the three months ended July 31, 1998 from $1,141,000 in the three months ended July 31, 1997, representing a 26% increase. Product development expense as a percentage of revenues was 19% and 17% for the three months ended July 31, 1998 and July 31, 1997, respectively. The Company believes that continued commitment to product development will be required for the Company's CBR Products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Sales and marketing expense increased to $3,738,000 in the three months ended July 31, 1998 from $3,484,000 in the three months ended July 31, 1997, representing a 7% increase. The Company intends to aggressively hire sales personnel to staff and expand its direct sales force. Sales and marketing expense as a percentage of revenues was 50% and 52% for the three months ended July 31, 1998 and July 31, 1997, respectively.

General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased to $1,046,000 in the three months ended July 31, 1998 from $983,000 in the three months ended July 31, 1997, representing a 6% increase. The increase in general and administrative expenses was primarily the result of legal fees associated with ServiceSoft litigation. General and administrative expense as a percentage of revenues was 14% and 15% for the three months ended July 31, 1998 and July 31, 1997, respectively.

Restructuring

  In July 1998, the Company downsized operations in its subsidiary in France. This action was taken to better align operating expenses with recent trends of lower revenues in operations in France and to allow for investment of funds in the U.S. market. As a result, the Company recorded a restructuring charge related to lease abandonment and severance costs in the amount of $253,000 in the quarter ended July 31, 1998.

Other Income, Net

  Other income and expense, net, primarily interest income, was $242,000 in the three months ended July 31, 1998 compared to $325,000 in the three months ended July 31, 1997.

SIX MONTHS ENDED JULY 31, 1998 AND JULY 31, 1997

Revenues

  Total revenues increased to $13,861,000 in the six months ended July 31, 1998 from $13,813,000 in the six months ended July 31, 1997, representing an increase of less than 1%.

  Total revenues from the Americas operations decreased to $7,960,000 in the six months ended July 31, 1998 from $8,316,000 in the six months ended July 31, 1997, representing a 4% decrease. Total international revenues increased to $5,901,000 in the six months ended July 31, 1998 from $5,497,000 in the six months ended July 31, 1997, representing a 7% increase. Total international revenues for the six months ended July 31, 1998 and July 31, 1997 represented 43% and 40% of total revenues, respectively.

  Product revenues increased to $7,193,000 in the six months ended July 31, 1998 from $5,927,000 in the six months ended July 31, 1997, representing a 21% increase. The increase in revenues from products was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 52% and 43% of total revenues for the six months ended July 31, 1998 and July 31, 1997, respectively. During the six months ended July 31, 1998, two customers accounted in the aggregate for 24% of total product revenues, or 12% of total revenues, while during the six months ended July 31, 1997, two customers accounted in the aggregate for 30% of total product revenues, or 13% of total revenues.

  Product revenues from the Americas operations increased to $4,288,000 in the six months ended July 31, 1998 from $3,477,000 in the six months ended July 31, 1997, representing a 23% increase. International product revenues increased to $2,905,000 in the six months ended July 31, 1998 from $2,450,000 in the six months ended July 31, 1997, representing a 19% increase.

  Total service revenues decreased to $6,668,000 in the six months ended July 31, 1998 from $7,886,000 in the six months ended July 31, 1997, representing a 15% decrease. The decrease in service revenues, in the face of increasing product revenues, is primarily attributable to the time lag between when product deals are closed and consulting projects commence, as well as a decrease in the average size of consulting engagements.

  Service revenues from the Americas operations decreased to $3,672,000 in the six months ended July 31, 1998 from $4,839,000 in the six months ended July 31, 1997, representing a 24% decrease. International service revenues decreased to $2,996,000 in the six months ended July 31, 1998 from $3,047,000 in the six months ended July 31, 1997, representing a 2% decrease.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $378,000 in the six months ended July 31, 1998 from $488,000 in the six months ended July 31, 1997, representing a 23% decrease. As a result of such decreases, the gross margin on product revenues increased to 95% for the six months ended July 31, 1998 from 92% in the six month period ended July 31, 1997. The decrease in cost of revenues is primarily attributable to certain cost reduction programs undertaken by the Company during the current year.

Cost of Service Revenues

  Cost of service revenues decreased to $3,562,000 in the six months ended July 31, 1998 from $4,304,000 in the six months ended July 31, 1997, representing a 17% decrease. The gross margin on service revenues was 47% and 45% for the six months ended July 31, 1998 and July 31, 1997, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

Product Development

  Product development expense increased to $2,502,000 in the six months ended July 31, 1998 from $2,185,000 in the six months ended July 31, 1997, representing a 15% increase. Product development expense as a percentage of total revenues was 18% and 16% for the six months ended July 31, 1998 and July 31, 1997, respectively. The Company believes that continued commitment to product development will be required for the Company's CBR Products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

Sales and Marketing

  Sales and marketing expense increased to $7,471,000 in the six months ended July 31, 1998 from $7,443,000 in the six months ended July 31, 1997, representing an increase of less than 1%. The Company intends to aggressively hire sales personnel to staff and expand its direct sales force. Sales and marketing expense as a percentage of total revenues was 54% for both the six month periods ended July 31, 1998 and July 31, 1997.

General and Administrative

  General and administrative expense increased to $2,247,000 in the six months ended July 31, 1998 from $1,907,000 in the six months ended July 31, 1997, representing an 18% increase. This increase is primarily attributable to increased legal costs associated with ServiceSoft litigation. General and administrative expense as a percentage of total revenues was 16% and 14% for the six months ended July 31, 1998 and July 31, 1997, respectively.

Restructuring

  In July 1998, the Company downsized operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. As a result, the Company recorded a restructuring charge, related to lease abandonment and severance charges, during the three months ended July 31, 1998 in the amount of $253,000, all of which remained unpaid at July 31, 1998.

  In the quarter ended April 30, 1998, the Company announced a reduction in the number of its employees by approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends. In addition, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced
John Binns in that position.   The Company recorded a restructuring charge,
primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million.

Other Income and Expense

  Other income and expense, primarily interest income, decreased to $616,000 in the six months ended July 31, 1998 from $665,000 in the six months ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at July 31, 1998 were $24,381,000, a decrease of $3,629,000 since January 31, 1998. Working capital at July 31, 1998 was $22,003,000.

  Net cash used in operating activities amounted to $1,548,000 during the six months ended July 31, 1998, as compared to net cash provided by operating activities of $416,000 during the six months ended July 31, 1997.

  Investing activities for the six months ended July 31, 1998 included $305,000 for purchases of property and equipment. The Company has no significant capital commitments as of July 31, 1998.

  Cash used in financing activities for the six months ended July 31, 1998 included $2,025,000 for the repurchase of 499,000 shares of the Company's Class A Common Stock.

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

  Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to assure that they are prepared for the year 2000. Management does not currently anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance requirements. Any year 2000 compliance problems of either the Company or its vendors could materially adversely affect the Company's business, results of operations and financial condition.

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

  Competition. The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Clarify, Inc. and Software Artistry, Inc. (a subsidiary of IBM Corporation) and other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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

  Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning ("CBR") technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company has been awarded three patents for its CBR technology which is embedded in its CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On July 29, 1998, the Company and ServiceSoft Corporation ("ServiceSoft") agreed to settle their litigation, entitled Inference Corporation v. ServiceSoft Corporation (Civil Case No. C97-03414 MJJ), in the United States District Court Northern District of California in San Jose, under which the Company claimed patent and copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. Subsequently, ServiceSoft denied those charges and filed a counterclaim claiming intentional interference with prospective business interest, trade defamation and unfair competition. As part of the settlement, the Company granted ServiceSoft a patent license. Under the terms of the settlement, the parties executed mutual releases and dismissed all claims and counterclaims asserted in the litigation.

ITEM 2.   CHANGES IN SECURITIES

  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On June 17, 1998, the Company's 1998 annual meeting of stockholders ("Annual Meeting") was held.

(b) The shareholders approved the election of the three nominees for the Class II directors of the Company's Board of Directors for a term of three years. The following nominees received the number of votes set forth below opposite their respective names:

                NOMINEE                             FOR                    WITHHELD
                -------                             ---                    --------
                Charles W. Jepson                   4,986,000              666,000
                C. Scott Gibson                     4,984,000              667,000
               *Thomas Davenport                    4,983,000              669,000

(c) In addition to the election of the Class II directors, the following matters were voted on at the Annual Meeting:


1. The appointment of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ending January 31, 1999 was ratified with 5,609,000 votes in favor, 37,000 against and 5,000 abstentions.

2. The amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Class A Common Stock available for issuance thereunder by 800,000 shares was not approved with 1,370,000 votes in favor, 1,537,000 against, 45,000 abstentions, and 2,700,000 broker non-votes.

3. The approval of the Charles W. Jepson Stock Option Plan was ratified with 2,079,000 votes in favor, 834,000 against, 39,000 abstentions, and 2,700,000 broker non-votes.

 * Mr. Davenport resigned from the Company's Board of Directors as of August 1, 1998, due to location and time requirements of his new position with Anderson Consulting in the Boston, Massachusetts area.

ITEM 5.   OTHER INFORMATION

  The Securities and Exchange Commission (the "SEC") has recently amended its Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to certain stockholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a stockholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of stockholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders of the Company that after March 31, 1998 any stockholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(e).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits required by Item 601 of Regulation S-K

     Exhibit 27    Financial Data Schedule

 (b) Reports on Form 8-K

     None.

                                  SIGNATURE



     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        INFERENCE CORPORATION



                                        /s/ Mark A. Wolf
                                        ------------------------
                                        Mark A. Wolf
                                        Vice President,
                                        Acting Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                                        Dated: September 11, 1998