Form 10-Q
period 1998-10-31
INFERENCE CORP /CA/
filed 1998-12-15
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-Q

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the quarterly period ended                  Commission File Number
            OCTOBER 31, 1998                               0-26334
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

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   x    No
    -----     -----


As of December 8, 1998, there were 5,773,687 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 1,190,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     INDEX

                                                                                 PAGE
                                                                                 ----
PART I     FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
             at October 31 and January 31, 1998.............................        3

           Condensed Consolidated Statements of Operations for the Three and
             Nine Months Ended October 31, 1998 and 1997....................        4

           Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended October 31, 1998 and 1997....................        5

           Notes to Condensed Consolidated Financial Statements.............        6

ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................        9

PART II    OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................       19

ITEM 2.    Changes in Securities............................................       19

ITEM 3.    Defaults upon Senior Securities..................................       19

ITEM 4.    Submission of Matters to a Vote of Security Holders..............       19

ITEM 5.    Other Information................................................       19

ITEM 6.    Exhibits and Reports on Form 8-K.................................       19

           Signature........................................................       20

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                           OCTOBER 31,        JANUARY 31,
                                                              1998               1998
                                                        -----------------  -----------------
ASSETS

Current assets:
 Cash and cash equivalents.............................     $ 24,785,000       $ 28,010,000
 Accounts receivable, net..............................        5,097,000          5,770,000
 Other current assets..................................          400,000            935,000
                                                            ------------       ------------
  Total current assets.................................       30,282,000         34,715,000
Property and equipment, net............................        1,806,000          2,114,000
Other assets...........................................           71,000            167,000
                                                            ------------       ------------
                                                            $ 32,159,000       $ 36,996,000
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable......................................     $    574,000       $    623,000
 Accrued salaries and related items....................        1,486,000          1,301,000
 Other accrued liabilities.............................        1,859,000          1,670,000
 Deferred revenue......................................        4,446,000          4,464,000
                                                            ------------       ------------
  Total current liabilities............................        8,365,000          8,058,000

Shareholders' equity:
 Common stock..........................................           69,000             75,000
 Additional paid-in capital............................       45,960,000         48,255,000
 Accumulated deficit...................................      (22,235,000)       (19,392,000)
                                                            ------------       ------------
  Total shareholders' equity...........................       23,794,000         28,938,000
                                                            ------------       ------------
                                                            $ 32,159,000       $ 36,996,000
                                                            ============       ============

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   OCTOBER 31,                           OCTOBER 31,
                                                        ---------------------------------     ----------------------------------
                                                             1998              1997                 1998              1997
                                                        ---------------  ----------------     ----------------  ----------------
REVENUES:
  Products...........................................       $4,912,000      $ 3,236,000        $  12,105,000       $ 9,163,000
  Services...........................................        3,412,000        3,785,000           10,080,000        11,671,000
                                                            ----------      -----------        -------------       -----------
    Total revenues...................................        8,324,000        7,021,000           22,185,000        20,834,000

OPERATING COSTS AND EXPENSES:
  Cost of product revenues...........................          233,000          243,000              611,000           732,000
  Cost of service revenues...........................        1,615,000        1,886,000            5,177,000         6,190,000
  Product development................................        1,358,000        1,222,000            3,860,000         3,407,000
  Sales and marketing................................        3,807,000        4,600,000           11,278,000        12,043,000
  General and administrative.........................          853,000          950,000            3,100,000         2,856,000
  Restructuring......................................          282,000                0            1,856,000                 0
                                                            ----------      -----------        -------------       -----------
    Total operating costs and expenses...............        8,148,000        8,901,000           25,882,000        25,228,000
                                                            ----------      -----------        -------------       -----------
Income (loss) from operations........................          176,000       (1,880,000)          (3,697,000)       (4,394,000)
Gain from sale of investment.........................               --        3,824,000                   --         3,824,000
Interest income......................................          324,000          351,000              980,000         1,057,000
Interest expense and other, net......................           13,000           68,000              (27,000)           28,000
                                                            ----------      -----------        -------------       -----------
Income (loss) before income taxes....................          513,000        2,363,000           (2,744,000)          515,000
Provision for income taxes...........................          100,000               --              100,000                --
                                                            ----------      -----------        -------------       -----------

Net income (loss)....................................       $  413,000      $ 2,363,000        $  (2,844,000)      $   515,000
                                                            ==========      ===========        =============       ===========

Net income (loss) per share:
  Basic..............................................       $     0.06      $      0.30        $       (0.39)      $      0.06
                                                            ==========      ===========        =============       ===========
  Diluted............................................       $     0.06      $      0.29        $       (0.39)      $      0.06
                                                            ==========      ===========        =============       ===========

Shares used in computing net income (loss) per share:
  Basic..............................................        6,992,000        7,838,000            7,224,000         7,953,000
                                                            ==========      ===========        =============       ===========
  Diluted............................................        7,083,000        8,055,000            7,224,000         8,158,000
                                                            ==========      ===========        =============       ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                      NINE MONTHS ENDED OCTOBER 31,
                                                                    ----------------------------------
                                                                        1998                  1997
                                                                    ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................   $(2,844,000)          $   515,000
  Adjustments to reconcile net income to
    net cash used in operating activities:
    Gain on sale of investment.....................................            --            (3,824,000)
    Depreciation and amortization..................................       762,000               673,000
    Stock based compensation expense...............................       209,000                    --
    Changes in operating assets and liabilities:
      Accounts receivable..........................................       673,000             3,797,000
      Other current assets.........................................       535,000              (241,000)
      Other assets.................................................        96,000               (17,000)
      Accounts payable.............................................       (49,000)             (179,000)
      Accrued salaries and related items...........................       185,000              (117,000)
      Other accrued liabilities....................................       189,000              (188,000)
      Deferred revenue.............................................       (18,000)           (1,258,000)
                                                                      -----------           -----------
  Net cash used in operating activities............................      (262,000)             (839,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Maturity of short-term investments...............................            --               987,000
  Net proceeds from sale of  investment............................            --             3,824,000
  Purchases of property and equipment..............................      (454,000)             (923,000)
                                                                      -----------           -----------
  Net cash provided by (used in) investing activities..............      (454,000)            3,888,000

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock.......................       253,000               297,000
  Repurchase of common stock.......................................    (2,762,000)           (2,693,000)
                                                                      -----------           -----------
  Net cash used in financing activities............................    (2,509,000)           (2,396,000)
                                                                      -----------           -----------

Net increase (decrease) in cash and cash equivalents...............    (3,225,000)              653,000
Cash and cash equivalents at beginning of period...................    28,010,000            28,620,000
                                                                      -----------           -----------

Cash and cash equivalents at end of period.........................   $24,785,000           $29,273,000
                                                                      ===========           ===========
  ________________________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income taxes paid during the period..............................   $    89,000           $    16,000
                                                                      ===========           ===========

                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1998, included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain amounts have been reclassified to conform with the current quarter presentation.

2.   SOFTWARE REVENUE RECOGNITION

     Effective February 1, 1998, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions, as amended by AICPA SOP 98-4. Prior years have not been restated and the adoption of SOP 97-2 did not have a material effect on the revenues or net loss for the three and nine months ended October 31, 1998.

3.   RESTRUCTURING COSTS

     In the quarter ended October 31, 1998, the Company recorded a restructuring charge of $282,000, all of which was paid prior to the end of the quarter, related to severance costs associated with personnel changes in the Company's executive management team.

     In July 1998, the Company downsized operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. As a result, the Company recorded a restructuring charge, related to lease abandonment and severance charges, during the three months ended July 31, 1998 in the amount of $253,000, of which $167,000 remained to be paid as of October 31, 1998.

     In the quarter ended April 30, 1998, the Company announced a reduction in the number of its employees by approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends. In addition, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced John Binns in that position. The Company recorded a restructuring charge, primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million, all of which had been paid as of October 31, 1998.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


4.   NET INCOME (LOSS) PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share also includes the weighted average number of common share equivalents outstanding during the period. Dilutive common share equivalents consist of employee stock options using the treasury method.

     The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended October 31, 1998 and 1997 (in thousands, except per share information):

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             OCTOBER 31,                     OCTOBER 31,
                                                      --------------------------     ---------------------------
                                                          1998          1997             1998           1997
                                                      ------------  ------------     -------------  ------------
Numerator:
Net income (loss)...................................      $  413        $2,363          $(2,844)        $  515
                                                          ======        ======          =======         ======

Denominator:
  Denominator for basic net income per common
   share -- weighted-average shares outstanding.....       6,992         7,838            7,224          7,953

  Effect of dilutive securities:
   Stock options and warrants.......................          91           217               --            205
                                                          ------        ------         --------         ------
   Dilutive potential common shares.................          91           217               --            205
                                                          ------        ------         --------         ------

   Denominator for diluted net income per
    common share -- adjusted weighted-average
    shares for assumed conversions..................       7,083         8,055            7,224          8,158
                                                          ======        ======         ========         ======

Net income per share:
  Basic.............................................      $  .06        $  .30         $   (.39)        $  .06
                                                          ======        ======         ========         ======
  Diluted...........................................      $  .06        $  .29         $   (.39)        $  .06
                                                          ======        ======         ========         ======

     Options to purchase 2,144,000 shares of common stock were outstanding during the nine month period ended October 31, 1998, but were not included in the computation of diluted net loss per share because the effect in periods with a net loss would be antidilutive.

5.   GAIN ON SALE OF INVESTMENT

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

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


6.   SHARE REPURCHASE

     The Board of Directors has authorized management of the company to repurchase up to 2.1 million shares of the Company's outstanding Class A Common Stock. The Company plans to purchase the shares on the open market from time to time, depending on market conditions. The repurchases will be funded from the Company's cash and cash equivalents. As of October 31, 1998, the Company had repurchased a total of approximately 1.6 million shares of the Company's stock at a cumulative cost of $7.5 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act")). Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses; timely delivery and acceptance of new products, including the Company's recently announced k-Commerce suite of products; ability to attract and retain key personnel; ability to control costs; market and business conditions for stock repurchase; and competitive actions in the marketplace. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, specifically the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the three and nine months ended October 31, 1998 and 1997:

                                            Three months ended              Nine months ended
                                                October 31,                    October  31,
                                         -----------------------        ------------------------
                                           1998           1997            1998            1997
                                         --------       --------        --------        --------
Revenues:
  Products............................         59%           46%              55%            44%
  Services............................         41%           54%              45%            56%
                                             ----          ----             ----           ----
    Total.............................        100%          100%             100%           100%
Operating costs and expenses:
  Products............................          3%            3%               3%             3%
  Services............................         20%           27%              23%            30%
  Product development.................         16%           17%              17%            16%
  Selling and marketing...............         46%           66%              51%            58%
  General and administrative..........         10%           14%              14%            14%
  Restructuring.......................          3%           --                8%            --
                                             ----          ----             ----           ----
    Total.............................         98%          127%             116%           121%
                                             ----          ----             ----           ----
Income (loss) from operations.........          2%          (27)%            (16)%          (21)%
                                             ====          ====             ====           ====

OVERVIEW

     For the three months ended October 31, 1998, the Company's product revenues increased 52% over the same quarter in the prior year. In order to sustain growth in product license revenues, it will be necessary for the Company to devote substantial resources to the expansion and development of its sales organization, especially in the Americas. Competition for such personnel is intense, and there can be no assurance that the Company will be able to hire the resources necessary to sustain growth. While the Company's product revenues increased, its service revenues declined 10% for the three months ended October 31, 1998 compared with the prior year's third quarter. The decline in service revenues, specifically consulting revenues, is attributable to the Company's strategy to focus its consulting organization on projects that help its customers successfully implement its products and away from large custom projects. As a result of this transition, the Company anticipates that consulting revenue will show little if any growth over the next six months.

THREE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues

     The Company's revenues are derived principally from two sources: (i) fees from licenses of the Company's software products and technology and (ii) fees from consulting services, maintenance (technical support and upgrades of software products) and training. Product revenues result principally from non-cancelable license agreements that provide customers the non-exclusive right to use the products for a fixed term or on a perpetual basis. Such revenues are recognized upon: (i) execution of a binding agreement; (ii) shipment of the product to the customer; (iii) when the license fee is fixed or determinable; and (iv) when collectability is reasonably assured; and (v) when fair value is determinable on the basis of vendor specific objective evidence. Revenues from consulting and training are recognized as the related services are performed, and maintenance revenues are deferred and recognized over the term of the Company's maintenance contracts, typically one year.

     Total revenues increased 19% from $8,324,000 in the three months ended October 31, 1998 from $7,021,000 in the three months ended October 31, 1997. During the three month period ended October 31, 1998, one customer accounted for 23% of total revenues. The Company has seen an increasing pattern of large orders, particularly in the Americas operations. To the extent that the Company relies on these large orders to make its quarterly operating objectives, failure to close such deals in compliance with SOP 97-2 and in a specified time period could adversely affect the Company's operating results.

     Total revenues from the Americas operations increased to $4,497,000 in the three months ended October 31, 1998 from $4,436,000 in the three months ended October 31, 1997, representing a 1% increase. Total international revenues increased to $3,827,000 in the three months ended October 31, 1998 from $2,585,000 in the three months ended October 31, 1997, representing a 48% increase. Total international revenues for the three months ended October 31, 1998 and October 31, 1997 represented 46% and 37% of total revenues, respectively. The Company currently has agreements with over a dozen distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International revenues are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

     Product revenues increased to $4,912,000 in the three months ended October 31, 1998 from $3,236,000 in the three months ended October 31, 1997, representing a 52% increase, primarily as a result of higher unit sales volumes. The prices of the Company's products have remained relatively constant. Product revenues represented 59% and 46% of total revenues for the three months ended October 31, 1998 and October 31, 1997, respectively. During the three months ended October 31, 1998, one customer accounted for 38% of total product revenues.

     Product revenues from the Americas operations increased to $2,617,000 in the three months ended October 31, 1998 from $2,114,000 in the three months ended October 31, 1997, representing a 24% increase. International product revenues increased to $2,295,000 in the three months ended October 31, 1998 from $1,122,000 in the three months ended October 31, 1997, representing a 105% increase.

     Total service revenues decreased to $3,412,000 in the three months ended October 31, 1998 from $3,785,000 in the three months ended October 31, 1997, representing a 10% decrease.

     Service revenues from the Americas operations decreased to $1,880,000 in the three months ended October 31, 1998 from $2,322,000 in the three months ended October 31, 1997, representing a 19% decrease. International service revenues increased to $1,532,000 in the three months ended October 31, 1998 from $1,463,000 in the three months ended October 31, 1997, representing a 5% increase. The decline in service revenue was the result of decreased consulting revenues. The decrease in consulting revenues is attributable to the Company's strategy to focus its consulting organization on projects that help its customers successfully implement its products and away from large custom projects. As a result of this transition, the Company anticipates that consulting revenue will show little if any growth over the next six months.

Cost of Product Revenues

     Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $233,000 in the three months ended October 31, 1998 from $243,000 in the three months ended October 31, 1997, representing a 4% decrease. The gross margin on product revenues was 95% and 92% for the three months ended October 31, 1998 and October 31, 1997, respectively.

Cost of Service Revenues

     Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,615,000 in the three months ended October 31, 1998 from $1,886,000 in the three months ended October 31, 1997, representing a 14% decrease. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support. The gross margin on service revenues was 53% and 50% for the three months ended October 31, 1998 and October 31, 1997, respectively. The gross margin on service revenues continues to be higher than in previous periods as a result of a greater percentage of the services business coming from the Company's maintenance support business, which earns a much higher gross margin than the professional services business. It is expected that the gross margin on service revenues will continue to vary, depending on the revenue mix of professional services and maintenance support.

Product Development

     Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and recruiting fees in addition to equipment and facility costs, incurred in the research, design, development and enhancement of software products. Product development expenditures increased to $1,358,000 in the three months ended October 31, 1998 from $1,222,000 in the three months ended October 31, 1997, representing an 11% increase. Product development expense as a percentage of total revenues was 16% and 17% for the three months ended October 31, 1998 and October 31, 1997, respectively. The Company believes that continued commitment to product development will be required for its recently announced k-Commerce initiative to obtain acceptance and competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

Selling and Marketing

     Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer service and sales support. Selling and marketing expense decreased to $3,807,000 in the three months ended October 31, 1998 from $4,600,000 in the three months ended October 31, 1997, representing a 17% decrease. This decrease is principally due to certain costs associated with the closing of the German and Dutch sales offices which were recorded in the third quarter of the prior year. Currently, the Company intends to aggressively hire sales personnel to staff its direct sales force. The Company anticipates additional costs related to the development of this expanded sales force,
particularly in the Americas operations.   Additionally, the Company expects
marketing expenses to increase as a result of the launch of the recently announced k-Commerce suite of products. Selling and marketing expense as a percentage of total revenues was 46% and 66% for the three months ended October 31, 1998 and October 31, 1997, respectively.

General and Administration

     General and administration expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administration expense decreased to $853,000 in the three months ended October 31, 1998 from $950,000 in the three months ended October 31, 1997, representing a 10% decrease. General and administration expense as a percentage of total revenues were 10% and 14% for the three months ended October 31, 1998 and October 31, 1997, respectively. The decrease over the prior year's third quarter is due to reduced headcount in comparison to the prior year.

Restructuring

     In the quarter ended October 31, 1998, the Company recorded a restructuring charge of $282,000 related to severance costs associated with personnel changes in the Company's executive management team, all of which was paid prior to the end of the quarter.

Other Income and Expense

     Other income and expense, net, primarily interest income, decreased to $337,000 in the three months ended October 31, 1998 from $419,000 in the three months ended October 31, 1997.

NINE MONTHS ENDED OCTOBER 31, 1998 AND OCTOBER 31, 1997

Revenues

     Total revenues increased 6% to $22,185,000 in the nine months ended October 31, 1998 from $20,834,000 in the nine months ended October 31, 1997.

     Total revenues from the Americas operations decreased to $12,457,000 in the nine months ended October 31, 1998 from $12,752,000 in the nine months ended October 31, 1997, representing a 2% decrease. Total international revenues increased to $9,728,000 in the nine months ended October 31, 1998 from $8,082,000 in the nine months ended October 31, 1997, representing a 20% increase. Total international revenues for the nine months ended October 31, 1998 and October 31, 1997 represented 44% and 39% of total revenues, respectively.

     Product revenues increased to $12,105,000 in the nine months ended October 31, 1998 from $9,163,000 in the nine months ended October 31, 1997, representing a 32% increase. The increase in revenues from products was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant. Product revenues represented 55% and 44% of total revenues for the nine months ended October 31, 1998 and October 31, 1997, respectively. During the nine months ended October 31, 1998, three customers accounted in the aggregate for 30% of total product revenues, or 16% of total revenues.

     Product revenues from the Americas operations increased to $6,905,000 in the nine months ended October 31, 1998 from $5,591,000 in the nine months ended October 31, 1997, representing a 24% increase. International product revenues increased to $5,200,000 in the nine months ended October 31, 1998 from $3,572,000 in the nine months ended October 31, 1997, representing a 46% increase.

     Total service revenues decreased to $10,080,000 in the nine months ended October 31, 1998 from $11,671,000 in the nine months ended October 31, 1997, representing a 14% decrease. As previously discussed, the decline in service revenues is attributable to decreased consulting revenues. The decrease in consulting revenues is attributable to the Company's strategy to focus its consulting organization on projects that help its customers successfully implement its products and away from large custom projects.

     Service revenues from the Americas operations decreased to $5,552,000 in the nine months ended October 31, 1998 from $7,161,000 in the nine months ended October 31, 1997, representing a 22% decrease. International service revenues increased to $4,528,000 in the nine months ended October 31, 1998 from $4,510,000 in the nine months ended October 31, 1997, representing less than a 1% increase.

Cost of Product Revenues

     Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $611,000 in the nine months ended October 31, 1998 from $732,000 in the nine months ended October 31, 1997, representing a 17% decrease. This decline is the result of reduced headcount within the department responsible for the shipping of the Company's products. The gross margin on product revenues was 95% and 92% for the nine months ended October 31, 1998 and October 31, 1997, respectively.

Cost of Service Revenues

     Cost of service revenues decreased to $5,177,000 in the nine months ended October 31, 1998 from $6,190,000 in the nine months ended October 31, 1997, representing a 16% decrease. The gross margin on service revenues was 49% and

47% for the nine months ended October 31, 1998 and October 31, 1997, respectively. Cost of service revenues typically varies depending on the revenue mix of training, consulting services and technical support.

Product Development

     Product development expense increased to $3,860,000 in the nine months ended October 31, 1998 from $3,407,000 in the nine months ended October 31, 1997, representing a 13% increase. Product development expense as a percentage of total revenues was 17% and 16% for the nine months ended October 31, 1998 and October 31, 1997, respectively. The Company believes that continued commitment to product development will be required for its recently announced k-Commerce initiative to obtain acceptance and competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

Selling and Marketing

     Selling and marketing expense decreased to $11,278,000 in the nine months ended October 31, 1998 from $12,043,000 in the nine months ended October 31, 1997, representing a 6% decrease. This decrease is the result of costs recorded in the prior year related to the Company's downsizing of its German and Dutch sales offices. Currently, the Company intends to aggressively hire sales personnel to staff its direct sales force. The Company anticipates additional costs related to the development of this expanded sales force, particularly in the Americas operations. Additionally, the Company expects marketing expenses to increase as a result of the launch of the recently announced k-Commerce suite of products. Selling and marketing expense as a percentage of total revenues was 51% and 58% for the nine months ended October 31, 1998 and October 31, 1997, respectively.

General and Administration

     General and administration expense increased to $3,100,000 in the nine months ended October 31, 1998 from $2,856,000 in the nine months ended October 31, 1997, representing a 9% increase. This increase is primarily attributable to increased legal costs associated with the ServiceSoft litigation settled in July 1998. General and administration expense as a percentage of total revenues was 14% for the nine months ended October 31, 1998 and October 31, 1997.

Restructuring

     In the quarter ended October 31, 1998, the Company recorded a restructuring charge of $282,000, all of which was paid prior to the end of the quarter, related to severance costs associated with personnel changes in the Company's executive management team.

     In July 1998, the Company downsized operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. As a result, the Company recorded a restructuring charge, related to lease abandonment and severance charges, during the three months ended July 31, 1998 in the amount of $253,000, of which $167,000 remained to be paid as of October 31, 1998.

     In the quarter ended April 30, 1998, the Company announced a reduction in the number of its employees by approximately 12 percent. This action was taken to better align operating expenses with the recent revenue trends. In addition, the Company appointed Charles W. Jepson to succeed Peter R. Tierney as president and chief executive officer. Jepson's appointment closely followed the promotion of Ralph Barletta to senior vice president of Product Development, who replaced John Binns in that position. The Company recorded a restructuring charge, primarily related to severance costs, during the three months ended April 30, 1998 in the amount of approximately $1.3 million, all of which was paid prior to October 31, 1998.

Other Income and Expense

     Other income and expense primarily interest income, decreased to $953,000 in the nine months ended October 31, 1998 from $1,085,000 in the nine months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments at October 31, 1998 were $24,785,000, a decrease of $3,225,000 since January 31, 1998. Working capital at October 31, 1998 was $21,917,000.

     Net cash used in operating activities amounted to $262,000 during the nine months ended October 31, 1998, as compared to net cash used in operating activities of $839,000 during the nine months ended October 31, 1997.

     Investing activities for the nine months ended October 31, 1998 included $454,000 for purchases of property and equipment. The Company had no significant capital commitments as of October 31, 1998.

     Cash used in financing activities for the nine months ended October 31, 1998 included $2,762,000 for the repurchase of approximately 674,000 shares of the Company's common stock.

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

YEAR 2000 COMPLIANCE

     Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. Inference has completed a Year 2000 compliance review for all products released through October 31, 1998. The Company does not anticipate that addressing the Year 2000 problem for its products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

     Inference Corporation is firmly committed to ensure its commercially available software products are "Year 2000 Ready." All Company products are capable of correctly identifying, manipulating, and performing calculations on dates later than December 31, 1999, where operations based on dates held in 2 digit format are affected due to re-sequencing from 99 to 00. The Company institutes, within its product design specifications, the requirement that internal date representations are held in full format and manipulations are not performed on short formats. This assumes the software is used in accordance with its associated documentation and provided that when the software is linked up to other components, such components factor in the calendar date on the same conditions as the Company's products. However, despite design review and ongoing testing, the Company's products may contain undetected errors or defects associated with Year 2000 date handling. Known or unknown errors or defects in its products could result in (i) delay or loss of revenue; (ii) diversion of development resources; (iii) damage to reputation; and (iv) increased service and warranty costs.

     Year 2000 issues may also affect the computer systems used internally by the Company to manage and operate its business. To date the Company has not incurred and does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. The worst-case scenario if such problems occur would be the inability to ship products and record revenue.

     The Company does not currently have any information concerning the Year 2000 compliance status of its customers or prospective customers. If current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures reserved for software and services) to address Year 2000 compliance issues, the Company's business, results of operations or financial condition would be materially adversely affected.

     The Company has funded its Year 2000 activities from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. The Company may incur additional costs for administrative, customer support, internal IT and product engineering activities to address ongoing Year 2000 issues. The Company has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Product Transitions. The Company recently announced the launch of its k-Commerce suite of products. Broad market acceptance of k-Commerce products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on the business, operating results and financial condition of the Company. As part of the k-Commerce initiative, the Company has entered into several partnering agreements for the purpose of extending the offerings and capabilities of the Company's products. There can be no assurance that these relationships will translate into additional demand for the Company's products.

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

     Competition. The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Primus Knowledge Solutions, Inc., ServiceSoft Corporation, and ServiceWare Inc., as well as other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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

     Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition. The Company's future success also depends on its ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or that it can attract or retain other highly qualified personnel in the future. In addition, the Company has recently hired, and plans to continue to hire, a significant number of development engineers to design and implement improvements to the Company's technologies.

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

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     In November 1998, J.P. Morgan, holder of the Company's Class B Common Stock, notified the Company of its intention to convert such shares to Class A Common Stock, subject to certain conversion restrictions. Pursuant to the Company's certificate of incorporation, holders may convert shares of Class B Common Stock into Class A Common Stock, except that no holder of shares of Class B Common Stock may convert any such shares to the extent that, as a result, the holder and its affiliates, directly or indirectly, would own, control or have the power to vote more than 5% of the outstanding shares of the Class A Common Stock. As currently provided, each conversion will be on a one-for-one basis.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required by Item 601 of Regulation S-K

            Exhibit
            Number      Exhibit
            ------      -------
              27        Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Act OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INFERENCE CORPORATION



                                    /s/ MARK A. WOLF
                                    ----------------------------------------
                                    MARK A. WOLF
                                    VICE PRESIDENT,
                                    ACTING CHIEF FINANCIAL OFFICER
                                    (Duly Authorized and Principal Financial
                                    and Accounting Officer)

                                    Dated:  December 15, 1998