Form 10-K405
period 1999-01-31
INFERENCE CORP /CA/
filed 1999-04-29
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 31, 1999, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to         .

                        Commission File Number: 0-26334

                             INFERENCE CORPORATION
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                   95-3436352
     (State or other jurisdiction                (I.R.S. Employer Identification
            of incorporation)                                 Number)


     100 ROWLAND WAY, NOVATO CALIFORNIA                        94945
   (Address of principal executive offices)                  (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 893-7200

                                _______________

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                CLASS A COMMON STOCK, $0.01 PAR VALUE PER SHARE
                               (Title of Class)

                                _______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $52,762,000 as of April 16, 1999, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 16, 1999, there were 6,552,506 shares of the Registrant's Class A Common Stock, $0.01 par value per share, and 535,332 shares of the Registrant's Class B Common Stock, $0.01 par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant's definitive Proxy Statement to be used in conjunction with its fiscal 1999 Annual Meeting of Shareholders.

                             INFERENCE CORPORATION

                      FISCAL 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                        PART I
                                        ------
Item 1.   Business............................................................    3

Item 2.   Properties..........................................................   12

Item 3.   Legal Proceedings...................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders.................   13

                                        PART II
                                        -------

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................   13

Item 6.   Selected Financial Data.............................................   14

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................   16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........   27

Item 8.   Financial Statements and Supplementary Data.........................   29

Item 9.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosure............................................   29

                                        PART III
                                        --------

Item 10.  Directors and Executive Officers of the Registrant..................   29

Item 11.  Executive Compensation..............................................   29

Item 12.  Security Ownership of Certain Beneficial Owners and Management......   29

Item 13.  Certain Relationships and Related Transactions......................   29

                                        PART IV
                                        -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   29

SIGNATURES....................................................................   49

     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the size and timing of customer orders for product licenses; timely release and acceptance of new products, including the Company's recently announced k-Commerce Support suite of products; ability to attract, train and retain key personnel; ability to acquire and integrate new entities; dependence on partner relationships and products; ability to control costs; and competitive actions in the marketplace. These business factors and others are discussed further in the section of this Form 10-K entitled "Additional Factors That May Affect Future Results," "Year 2000 Compliance", and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.


                                    PART I


ITEM 1.   BUSINESS

GENERAL

     Inference Corporation ("Inference" or "the Company") develops, markets and supports enterprise customer relationship management software solutions for self-service and agent-assisted customer Contact Centers to improve customer care. The Company offers a complete line of consulting, support and training services from offices throughout the U.S. and Europe. Inference's k-Commerce/TM/ Support family of products ("k-Commerce/TM/ Support") facilitates a conversation between the Contact Center and the customer to identify and resolve problems in external and internal customer support and service environments.

     The Company's primary focus to date has been on the customer support portion of the customer relationship management market, which includes external customer support and internal help desks. The customer support market is divided into two segments: problem management, where customer calls and information are tracked; and problem identification and resolution, where information is obtained from the customer and used to define the problem and provide a solution. The Company provides products focused primarily on the problem identification and resolution segment of the customer support market. The Company believes its products enable customers, employees and customer service agents to provide answers quickly and consistently on the basis of the following product strengths--multiple and global access options (full Contact Center support), ease of use for novice and experienced customer service agents, an enterprise-wide comprehensive knowledge base and intuitive conversation-based interactive access. Contact Center access allows customers to find answers using the method that is most convenient for them--website, e-mail, interactive voice response ("IVR"), chat or Call Center. A comprehensive knowledge base takes advantage of experiences, documents and other forms of problem-solving data and makes this information available throughout the enterprise. The Company's value proposition is that it applies knowledge management to deliver customer care solutions for self-service and agent-assisted Contact Centers. The Company helps its customers dramatically improve their customers' satisfaction, significantly reduce support costs and fuel corporate growth through increased customer retention.

     Self-service solutions allow customers and employees to directly access a single comprehensive knowledge base through a wide-ranging set of access options. Self-service solutions improve customer satisfaction by providing global access to 7 by 24 support (7 days a week, 24 hours a day), reducing or eliminating waiting on hold or Call Center charges, and providing consistent accurate responses to their queries. Agent-assisted solutions allow customer service agents to access a central knowledge base helping them--increase first call resolution, decrease response time, improve consistency and accuracy of responses, increase productivity and minimize training time.

     Inference's k-Commerce Support, the Company's latest family of products, facilitates a successful conversation with customers, prospects and other employees using case-based reasoning (CBR) technology. A typical k-Commerce Support session begins with a description of the problem a user is having, which is matched to descriptions of previously solved problems. k-Commerce Support further refines the search, engaging in a conversation with the user until a very likely solution is presented. With the Company's knowledge creation applications, experienced service agents, knowledge engineers and experts in the relevant subject matter can continuously capture their support expertise, creating a dynamic knowledge base that utilizes experiences, documents and other problem-solving data from throughout the organization.

     k-Commerce Support is scalable and available on Microsoft Windows NT. The knowledge creation applications support many database management systems, including Oracle, Informix, Sybase, Microsoft's SQL Server and IBM's DB2. k-Commerce Support works with stand-alone, client/server, Internet and intranet environments, providing companies with many options to deploy knowledge. The Company also provides Professional Services that include, consulting services, technical support and training for k-Commerce Support.

INDUSTRY BACKGROUND

     There are several factors that contribute to making customer support a major focus in the current business market. Companies seeking to differentiate themselves can capitalize on these developments by offering superior customer service. Customer loyalty, often called "stickiness" on the Web, is a challenge to maintain as customers have greater expectations from their interactions with suppliers. In addition, sophisticated products are increasingly being sold to broader markets of first-time buyers. At the same time, suppliers are dealing with significant rates of employee turnover in customer support operations. The advent of electronic commerce has resulted in a growing demand for self-service customer support, where customers have access to support 24 hours a day and 7 days a week through the Web and other access methods. Organizations that recognize the economic value of retaining a lifetime customer will invest in support to improve customer loyalty, customer retention, and opportunities for potential repeat sales.

     In addition to the challenges of serving external customers, companies are facing increasing demands to support internal "customers." The transition to client/server network computing and the use of multiple platform hardware and software products has greatly increased the complexity of business systems. Such complexity often outpaces employees' abilities to use and/or manage the system, creating a new class of internal customers who require technical support to productively use the network. Organizations train or hire internal support staff to protect and leverage their investment in these distributed computing systems, usually in the form of an internal help desk that gives employees the same type of support that hardware and software vendors provide to their external customers. Unfortunately, experienced personnel with the technical knowledge required for external customer support and internal help desk positions are in short supply. And in many cases, such personnel increases have resulted in increased cost, but with limited improvements in customer satisfaction.

     In recent years, companies have turned to software automation in order to improve and leverage those valuable interactions between support staff and customers. Initially, client/server applications designed to automate support functions focused on the problem management segment of this market. These systems, which have improved customer support and internal help desk operations, maintain user-specific records and track reported problems. Automation of problem management, however, does not reduce the individual attention required to identify and resolve problems presented to customer service agents, which is the bulk of the workload in many customer support environment.

     Because the identification and resolution of problems using support personnel is such a time consuming and expensive process, companies are seeking to automate this segment of the customer support market. Companies are beginning to deploy self-service programs for the user through Web sites, e-mail, and chat on the Internet and by interactive voice response and speech recognition. The Company believes that in actuality, most of these applications offer limited automation of problem identification and resolution--still primarily offering problem management solutions--which does not fully address the complexity, scalability, ease of implementation and usage requirements of most customer service and support operations.

THE INFERENCE SOLUTION

     The Company believes that the unique proprietary capabilities of k-Commerce Support differentiate the Company in the marketplace in two key areas: 1) conversation-based natural language access to the knowledge base using patented CBR technology, and 2) a broad range of customer access points integrated into an easily manageable Contact Center. The Company's k-Commerce Support incorporates these adaptable and scalable technologies into a family of products that are designed to support front office operations and ultimately make problem identification and resolution technology directly available to the user. k-Commerce Support enables customer support and internal help desk personnel to effectively manage customer interactions, consistently identify customer problems and quickly provide resolutions.

     Key elements of k-Commerce Support include an intuitive graphical user interface (GUI), a query refinement capability, an easy-to-use knowledge authoring environment, support for knowledge base objects that reference multiple information formats (such as documents, databases and multimedia content), search matching algorithms and a fully interactive and dynamic information maintenance capability. The k-Commerce Support point-and-click interface employs an intuitive question-and-answer technique that allows service agents with a wide range of experience, from novice to expert, to establish a successful conversation with customers and quickly match their inquiries with available data. It is able to reference both structured information in computer databases, and unstructured information such as policy manuals, free text, publications, multimedia content and business know-how. This easy-to-use GUI also facilitates self-service options for users that access the knowledge base directly.

     The Company believes its basic technology has practical applicability for a wide range of business processes, including customer service and support, self-service, automated selling, telemarketing, product configuration and selection, document management and navigation, personnel evaluation, and intelligent order entry. The Company believes that this uniform access to a comprehensive knowledge base and the ability to reference structured and unstructured information, combined with a flexible, responsive and easy-to-use delivery system offers a competitive advantage to any customer support or technical help desk operation.

STRATEGY

     The Company's strategy is k-Commerce - to offer software and services for assisted-service and self-service across the Web and the Contact Center, for sales, service and support. The following are the key elements of the Company's strategy:

     Build brand awareness of k-Commerce. The Company's primary objective is to establish its k-Commerce Support as the industry standard in problem identification and resolution products for internal and external Contact Centers. The Company believes that it can establish this position due to the key attributes of k-Commerce Support which include the following: the product's use of conversation based access to a proven knowledge base and its ability to integrate Call Center, Web, chat, e-mail and IVR access to that common, easily managed knowledge base.

     Expanding k-Commerce not only within the customer service segment, but beyond to the actual selling cycle itself. While the Company intends to continue its focus on the problem identification and resolution segment of the market, it realizes that k-Commerce Support's knowledge management capabilities can be extended through future sales applications which allow customers to effectively cross-sell complementary offerings, up-sell products or services and provide automated sales assistance on e-Commerce web sites

     Extending the reach of k-Commerce through the expansion of partnerships. The open architecture of k-Commerce Support makes it possible to integrate it with a broad range of related technologies and products in the computing and telephony areas. Components of k-Commerce Support can be embedded in legacy applications as either call-in or call-out functions, and they can be integrated with many popular applications, such as e-mail, chat, IVR, net agents, document or media browsers, database monitors, spreadsheets and document editors. The Company's software also provides an interface to a number of third-party call tracking and help desk automation systems.

     Develop Web direct selling solutions to address revenue generation. To address the growing demand in the electronic commerce marketplace for products that enhance the conversion of browsers to buyers and generate increased revenue, the Company intends to offer a k-Commerce Sales product set.

     Use the Company's assets and leadership in k-Commerce to make logical acquisitions. The Company intends to identify companies whose products either are natural additions to Inference's customer support applications or which could help accelerate the development of k-Commerce sales applications. There can be no assurance that the Company will be able to identify such companies.

PRODUCTS AND SERVICES

 Current Products

     k-Commerce Support, the Company's principal product, is a suite of client/server and Internet applications designed to provide access to a knowledge base that references structured and unstructured information for use in any customer support operation. To date, the previous product, CBR Content Navigator, was primarily used in external customer Call Centers and internal help desk operations. The advances offered in k-Commerce Support reflect the growing demand for a wider range of self-service options, easier integration and management with existing systems and more powerful knowledge base management.

     k-Commerce Support includes new features including those designed to enable e-mail and IVR customer support, reduce the cost of knowledge base creation and maintenance and increase the value of summarized documents. k-Commerce Support allows organizations to capture, maintain and harness knowledge to improve customer care. k-Commerce Support enables Contact Center agents to access a single comprehensive knowledge base to increase first contact resolution and raise customer support quality. It also enables end users to access the knowledge base directly, via CD-ROM, e-mail, IVR or the Web, to solve their own support queries--thus reducing agent-assisted support costs. In addition, k-Commerce Support is designed to provide a set of development kits based on a fully documented open architecture, enabling its tools to be customized and embedded within third party customer interaction applications and other systems.

     The k-Commerce Support family consists of knowledge base creation applications and knowledge base access applications, offered as the following unbundled components described below:

     k-Commerce Support. k-Commerce Support is the primary end user search interface for k-Commerce knowledge bases. It runs as a client under Microsoft Windows 95/98 and Windows NT and offers a GUI for submitting queries and searching information bases. Knowledge base access is offered in the following k-Commerce products:

       .   k-Commerce Desktop. k-Commerce Desktop provides conversation-based access to knowledge for customer service agents in the Contact Center, enabling them to answer their customers' questions and solve problems quickly and consistently, in both Windows and intranet environments. Either novice or experienced users can use it with minimal training. It can access diagnostic and document information in any knowledge base built with CBR Express Professional Authoring and CBR Express Generator, or pre-packaged knowledge bases.

       .   k-Commerce Web. k-Commerce Web is a fully customizable application that makes the existing knowledge base available through the World Wide Web and extends customer service offerings to 7 x 24 hour coverage without significant increase in manpower costs. Internet and intranet customers can utilize standard graphical browsers such as Netscape Navigator and Microsoft Internet Explorer to access diagnostic information and documentation in any knowledge base built with CBR Express Professional Authoring and CBR Express Generator or pre-packaged knowledge bases, as well as a variety of vendors' Web pages.

       .   k-Commerce E-Mail. k-Commerce E-Mail allows conversation-based access to the knowledge base--assisting customer service agents by automatically analyzing the text in e-mail inquiries, asking additional questions to clarify the nature of the problem and providing suggested responses from the knowledge base. k-Commerce E-Mail is fully integrated with k-Commerce Web giving customers the option of transferring e-mail inquiries to a self-service Website. k-Commerce E-Mail can be integrated with most POP3 (industry standard) e-mail management systems (EMS) to provide routing, tracking and reporting.

       .   k-Commerce IVR. k-Commerce IVR provides conversation-based access to knowledge via Interactive Voice Response systems and provides a platform for integration to speech recognition systems. It gives customers self-service access to the knowledge base -- for answers to questions and solutions to problems -- using any telephone. Inference has partnered with Periphonics Corporation to provide a packaged integration of our respective products.

       .   k-Commerce Development Kit. k-Commerce Development Kit is an XML-
       based software development kit (SDK), comparable to k-Commerce Desktop but with no user interface of its own. It provides an extensive set of API functions that can be used to integrate client-based or server-based applications with k-Commerce Support.

       .   k-Commerce for CD-ROM. k-Commerce for CD-ROM is a version of k-
       Commerce Web for standalone use. It is used to deploy knowledge by creating a personal search engine that is stored on a CD-ROM.

The  Company offers knowledge base creation through the following products:

       .   CBR Express Professional Authoring. CBR Express Professional
       Authoring is the primary knowledge creation and maintenance application designed to capture and update cases quickly. It offers a fully object-oriented authoring environment with visual content management techniques. It also includes reporting--an integrated set of tools used to manage, test and report on the consistency and validity of the content in a knowledge base--that provides static and dynamic analysis of the knowledge base. CBR Express Professional Authoring can access diagnostic and document information within any knowledge base built with CBR Express Professional Authoring and CBR Express Generator or pre-packaged knowledge bases.

       .   CBR Express Generator. CBR Express Generator is a stand-alone application that allows users to automatically create a knowledge base representation that summarizes a set of documents, allowing easy access to information in tech notes, Lotus Notes, or HTML pages. Includes filters for indexing ASCII text, Lotus Notes, HTML, SGML, Microsoft Word, and Rich Text Format files.

       .   CBR Express Harvester. CBR Express Harvester is a stand-alone application that supports the capture of new knowledge on an ongoing basis. It allows users to add knowledge dynamically into the knowledge base, as part of the problem solving process, through a simple point and click interface.

   Services


       The Company has a worldwide Professional Services organization that provides quality consulting, technical support and education services designed to ensure customer success and build customer loyalty. As of March 31, 1999, the Company's worldwide customer service organizations consisted of 37 employees in North America and 23 employees internationally. Professional services contribute significantly to the Company's revenues, accounting for 43%, 53% and 43% of total revenues for the fiscal years ended January 31, 1999, 1998 and 1997, respectively.

       .   Consulting Services. Consultants assist customers with knowledge base design, review and audit. They also assist with technology transfer by working with a customer's in-house staff to establish procedures for developing a knowledge base from existing problem identification and resolution information. Most consulting engagements are designed to allow the customer's staff to carry out much of the work involved in analyzing existing customer support and internal help desk activities and designing the knowledge base. Consulting services are typically priced on an hourly basis. Consulting services can be custom defined for the customer's particular needs and environment. In addition, the Company has created packaged services for the most commonly requested services.

       .   Technical Support Services. The Company offers technical support services to its customers for an annual fee, under which customers receive upgrades, maintenance releases and support. Customers can access the Company's support centers by telephone, fax, electronic mail, and the Web. The Company offers three levels of support, Basic, Gold and Platinum; each tailored to the customers' specific requirements. Depending on the chosen support plan, the fee generally ranges from 10% to 25% of the current list price of the licensed products.

       . Training and Education. Customers can choose from a wide variety of basic and customized education and training programs, which are charged separately from the Company's software products and are offered through the Company's in-house classroom facilities in Novato, California. The Company also conducts classes at the customer's place of business.

   Pricing

     k-Commerce Support products are offered per concurrent user or per server license, and with technical support options. The current U.S. list price for an entry-level ten-user client/server system is approximately $15,000 but varies based on the number of modules purchased. Discounts from the Company's list prices may be made available for volume purchasers, or for competitive or strategic reasons.

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

COMPETITION

     The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Siebel Systems, Silknet Software, Inc., Clarify, Inc., Vantive Corporation and Verity, Inc., as well as other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

     The Company believes that the competitive factors affecting the market for the Company's products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scalability; product integration with other enterprise applications; multiple platform availability; product ease-of-use; and the quality of technical support, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that the Company will be able to compete effectively with respect to any of these factors.

     The Company's present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful in the future, the Company must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while the Company is currently developing additional product enhancements believed to address customer requirements, there can be no assurance that the Company will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on the Company's business, operating results or financial condition.


CUSTOMERS

     The Company estimates that it has granted licenses for its products to over 500 customers for use by more than 500,000 end users. In fiscal 1999, 1998 and 1997, no customer accounted for more than 10% of the Company's total revenues.

SELLING AND MARKETING

     The Company markets and sells its software and services in North America through its direct sales organization, VARs, systems integrators and OEMs. The domestic sales staff is based at the Company's corporate headquarters in Novato, California, and in the Company's field sales offices in Atlanta, Chicago, Dallas, Denver, Houston, Philadelphia, and Seattle. As of March 31, 1999, the Americas sales and marketing staff consisted of 40 employees.

     The Company maintains subsidiaries in England, France, and the Netherlands, which are responsible for the Company's activities throughout Europe, Africa and the Middle East. International sales of software and services are handled by the Company's direct sales force based out of the subsidiary locations as well as distributors. As of March 31, 1999, the international sales and marketing staff consisted of 30 employees.

     The Company typically sells its k-Commerce Support suite of products and related services through a sales representative who is assisted on an as-needed basis by a systems engineer. The Company's marketing organization provides leads to members of the sales force. Leads are generated through the Company's telemarketing force, periodic customer communications, user conferences, advertising, public relations activities, seminars and trade show participation and the Company's web site.

     VARs, distributors, systems integrators and OEMs complement the Company's marketing and sales organization. These entities license certain k-Commerce Products at a re-licensing discount and may provide end users with a range of services including training and customer service/support.


PRODUCT DEVELOPMENT

     The Company believes that strong development capabilities are essential to its future performance and the maintenance of its competitive position. Since its formation, the Company has primarily developed its technology and products internally. As part of its development of the k-Commerce product line, the Company intends to incorporate certain third party technology into the product, allowing the Company to focus on providing quality, performance, and functionality in its knowledge based technology. The Company intends to expand integration with other vendors' customer relationship management applications and other enterprise software to facilitate the use of CBR technology in customers' environments.

     The Company's primary product development effort is focused on building and enhancing the k-Commerce product line. There can be no assurance that the further development of this new product line will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. The Company's future operations will be substantially dependent on the k-Commerce product line, and failure to achieve market acceptance of this family of products would have a material adverse effect on the Company's business, operating results and financial condition.

     The Company has in the past experienced delays in software development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. Software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. Despite the quality assurance procedures the Company currently has in place, there can be no assurance that errors will not be found in the Company's new or enhanced products after commencement of commercial shipments or that modifications to such products will not be required to satisfy customer requirements, resulting in loss of or delay in market acceptance. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company's development organization is arranged in five groups: the Research group, which designs and develops future technologies; the Knowledge Creation Tools group, which specifies, produces and maintains the graphical user interfaces required to build effective knowledge bases for customer care systems; the Server Products group, which is responsible for creating the Company's core technology kernels and components; the Customer Care Solutions group, which designs and builds system integration solutions; and the Quality Assurance group, which verifies that products meet their specifications and the Company's quality standard. These groups are designed to ensure that there is an efficient separation between technology development and the time-sensitive demands of product delivery.

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

  As of March 31, 1999, there were 46 employees on the Company's product development and quality assurance staff. The total product development expenditures for the Company's products for fiscal 1999 were $5.2 million. Product development expense during fiscal 1998 and 1997 was $4.7 million and $3.5 million, respectively. The Company expects to continue to allocate significant resources to future research and development.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

  The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights (See Item 3. "Legal Proceedings."). The Company has been awarded several patents for its CBR and related technology. The Company's CBR technology is embedded in its current k-Commerce and CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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


EMPLOYEES

  As of March 31, 1999, the Company had a total of 207 employees, of which 132 were based in the United States, 69 in the United Kingdom, 1 in Germany, 3 in France, and 2 in the Netherlands. Of the total, 70 were engaged in sales and marketing, 21 were in customer support, 39 were in consulting services, 46 were in product development, and 31 were in administration and finance. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good, and there has never been an interruption in business activities due to labor unrest. However, the Company's future performance is contingent upon the uninterrupted service of key sales, technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable salespeople, technicians and managers. There is significant competition for talented and qualified employees, and there can be no assurance that the Company will be able to retain its most strategic employees or that it can attract and retain comparably qualified personnel in the future.



ITEM 2.   PROPERTIES

  The Company's headquarters in Novato, California house product development, sales, marketing, consulting, technical support and administrative operations in approximately 29,000 square feet of space. The facility is under lease through
February 2005.    The Company's European headquarters in Slough, England house product development, sales, marketing, consulting, technical support and administrative operations in approximately 14,500 square feet. This facility is under lease through August 2002. The Company also leases additional space in its various sales offices throughout North America and in Europe.

ITEM 3.  LEGAL PROCEEDINGS

  In July 1998, the Company and ServiceSoft Corporation ("ServiceSoft") agreed to settle their litigation, entitled Inference Corporation v. ServiceSoft Corporation (Civil Case No. C97-03414 MJJ), in the United States District Court Northern District of California in San Jose under which the Company claimed patent and copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. Subsequently, ServiceSoft denied those charges and filed a counterclaim claiming intentional interference with prospective business interest, trade defamation and unfair competition. As part of the settlement, the Company granted ServiceSoft a patent license. Under the terms of the settlement, the parties executed mutual releases and dismissed all claims and counterclaims asserted in the litigation.


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


         -----------------------------------------------------------------
             Fiscal 1999              High                    Low
         -----------------------------------------------------------------
         First Quarter               $5.38                   $3.25
         Second Quarter               4.45                    3.28
         Third Quarter                4.50                    2.75
         Fourth Quarter               8.50                    4.00
         -----------------------------------------------------------------

             Fiscal 1998              High                    Low
         -----------------------------------------------------------------
         First Quarter                $8.88                  $4.63
         Second Quarter                5.75                   4.00
         Third Quarter                 7.44                   4.31
         Fourth Quarter                5.56                   3.50
         -----------------------------------------------------------------

  The Company currently does not anticipate paying any cash dividends in the foreseeable future.

  As of April 14, 1999, there were approximately 149 shareholders of record of the Company's Class A and 1 shareholder of Class B Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA:



CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                                                                             FISCAL YEAR ENDED JANUARY 31,
                                             ------------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             --------------  --------------  --------------  --------------  --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Products--CBR.............................        $17,648         $13,129         $20,402         $16,479         $ 9,790
 Products--Tools...........................             --              --              --             399           2,230
 Services..................................         13,446          15,094          15,588          12,517          16,479
                                                   -------         -------         -------         -------         -------
  Total....................................         31,094          28,223          35,990          29,395          28,499
Operating costs and expenses:
 Products..................................            788             982           1,248           1,710           1,611
 Services..................................          6,859           7,952           9,237           7,667          12,292
 Product development.......................          5,245           4,666           3,492           1,959           2,753
 Selling and marketing.....................         15,392          15,421          16,909          12,758           9,414
 General and administrative................          3,940           3,796           3,492           1,845           1,420
 Non-recurring.............................             --              --              --              --             774
 Restructuring.............................          1,855              --              --              --              --
                                                   -------         -------         -------         -------         -------
  Total....................................         34,079          32,817          34,378          25,939          28,264
                                                   -------         -------         -------         -------         -------
Income (loss) from operations..............         (2,985)         (4,594)          1,612           3,456             235
Gain on sale of investment.................             --           3,824              --              --              --
Interest income............................          1,270           1,428           1,327             803             109
Other income and (expense), net............           (105)            (31)           (597)           (291)            (25)
Benefit (provision) for income taxes.......           (100)             --              90            (195)           (110)
                                                   -------         -------         -------         -------         -------
Net income (loss)..........................        $(1,920)        $   627         $ 2,432         $ 3,773         $   209
                                                   =======         =======         =======         =======         =======

Net income (loss) per common share:
 Basic.....................................        $ (0.27)        $  0.08         $  0.30         $  0.59         $  0.28
                                                   =======         =======         =======         =======         =======
 Diluted...................................        $ (0.27)        $  0.08         $  0.28         $  0.51         $  0.04
                                                   =======         =======         =======         =======         =======
Shares used in computing net
 income (loss) per common share:
 Basic.....................................          7,146           7,894           8,078           6,344             757
                                                   =======         =======         =======         =======         =======
 Diluted...................................          7,146           8,110           8,702           7,393           5,089
                                                   =======         =======         =======         =======         =======

CONSOLIDATED BALANCE SHEET DATA:

                                                                                      JANUARY 31,
                                                   ------------------------------------------------------------------------
                                                    1999            1998            1997            1996            1995
                                                   -------         -------         -------         -------         -------
                                                                            (IN THOUSANDS)
Cash and cash equivalents..................        $25,761         $28,010         $28,620         $18,619         $ 3,023
Short-term investments.....................             --              --             987           7,314              --
Working capital............................         23,091          26,375          29,504          25,572           4,683
Total assets...............................         35,375          36,996          42,241          36,895          12,940
Total shareholders' equity.................         24,758          28,656          32,111          27,963           7,042

SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED):


FISCAL 1999 SUMMARY BY QUARTER:

                                                                            QUARTERS ENDED
                                                     -------------------------------------------------------------
                                                       APRIL 30,        JULY 31,      OCTOBER 31,     JANUARY 31,
                                                          1998            1998            1998           1999
                                                     --------------  --------------  --------------  -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Products........................................        $ 3,075          $4,118          $4,912          $5,543
 Services........................................          3,274           3,394           3,412           3,366
                                                         -------          ------          ------          ------
  Total..........................................          6,349           7,512           8,324           8,909
Operating costs and expenses:
 Products........................................            217             161             233             177
 Services........................................          1,839           1,723           1,615           1,682
 Product development.............................          1,065           1,437           1,358           1,385
 Selling and marketing...........................          3,733           3,738           3,807           4,114
 General and administrative......................          1,201           1,046             853             839
 Restructuring...................................          1,321             253             282              --
                                                         -------          ------          ------          ------
  Total..........................................          9,376           8,358           8,148           8,197
                                                         -------          ------          ------          ------
Income (loss) from operations....................         (3,027)           (846)            176             712
Other income and (expense), net..................            374             242             337             212
Benefit (provision) for income taxes.............             --              --            (100)             --
                                                         -------          ------          ------          ------
Net income (loss)................................        $(2,653)         $ (604)         $  413          $  924
                                                         =======          ======          ======          ======
Net income (loss) per common share:
 Basic...........................................        $ (0.36)         $(0.08)         $ 0.06          $ 0.13
                                                         =======          ======          ======          ======
 Diluted.........................................        $ (0.36)         $(0.08)         $ 0.06          $ 0.12
                                                         =======          ======          ======          ======
Shares used in computing net
 income (loss) per common share:
 Basic...........................................          7,446           7,242           6,992           6,913
                                                         =======          ======          ======          ======
 Diluted.........................................          7,446           7,242           7,083           7,685
                                                         =======          ======          ======          ======


FISCAL 1998 SUMMARY BY QUARTER:

                                                                             QUARTERS ENDED
                                                     --------------------------------------------------------------
                                                       APRIL 30,        JULY 31,      OCTOBER 31,     JANUARY 31,
                                                          1997            1997            1997            1998
                                                     --------------  --------------  --------------  --------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
 Products........................................        $ 3,218         $ 2,709         $ 3,236          $3,966
 Services........................................          3,876           4,011           3,785           3,422
                                                         -------         -------         -------          ------
  Total..........................................          7,094           6,720           7,021           7,388
Operating costs and expenses:
 Products........................................            243             246             243             250
 Services........................................          2,207           2,097           1,886           1,762
 Product development.............................          1,045           1,141           1,222           1,258
 Selling and marketing...........................          3,960           3,484           4,600           3,377
 General and administrative......................            923             983             950             940
                                                         -------         -------         -------          ------
  Total..........................................          8,378           7,951           8,901           7,587
                                                         -------         -------         -------          ------
Income (loss) from operations....................         (1,284)         (1,231)         (1,880)           (199)
Other income and (expense), net..................            341             325           4,243             312
Benefit (provision) for income taxes.............             --              --              --              --
                                                         -------         -------         -------          ------
Net income (loss)................................        $  (943)        $  (906)        $ 2,363          $  113
                                                         =======         =======         =======          ======
Net income (loss) per common share:
 Basic...........................................         $(0.12)         $(0.11)          $0.30           $0.01
                                                         =======         =======         =======          ======
 Diluted.........................................         $(0.12)         $(0.11)          $0.29           $0.01
                                                         =======         =======         =======          ======
Shares used in computing net
 income (loss) per common share:
 Basic...........................................          8,111           7,915           7,838           7,720
                                                         =======         =======         =======          ======
 Diluted.........................................          8,111           7,915           8,055           7,902
                                                         =======         =======         =======          ======

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the size and timing of customer orders for product licenses; timely release and acceptance of new products, including the Company's recently announced k-Commerce Support suite of products; ability to attract, train and retain key personnel; ability to acquire and integrate new entities; dependence on partner relationships and products; ability to control costs; and competitive actions in the marketplace. These business factors and others are discussed further in the section of this Form 10-K entitled "Additional Factors That May Affect Future Results," "Year 2000 Compliance", and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed by the Company.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references to financial condition and results of operations for the Company for a given fiscal year are made only as to the Company's fiscal year ending January 31, as applicable.

RESULTS OF OPERATIONS


FISCAL 1999 OVERVIEW

  In the year ended January 31, 1999, the Company took the initial steps to address the problems experienced the previous year (see Fiscal 1998 Overview below) and to position itself strategically to move forward, both domestically as well as internationally. These steps included the introduction of the k-Commerce product line in January 1999, the expansion of the sales organization worldwide, a focused effort on retaining existing personnel, and the restructuring of the executive management group.

FISCAL 1998 OVERVIEW

  For the year ended January 31, 1998, the Company did not achieve its planned operating objectives, resulting principally from a decline in product revenues, both in North America and internationally. The Company attributed this decline in product revenues to several factors, including, but not limited to: a) lower productivity by the sales representatives in all geographic areas; b) the significant turnover in sales personnel early in the year, especially in North America, which resulted in an inexperienced sales force; and c) an increased competitive environment in which the Company operates.

  The following table sets forth the percentages that certain statement of operations items are to total revenues for the years ended January 31, 1999, 1998 and 1997:

                                                                         FISCAL YEAR
                                                       --------------------------------------------
                                                            1999           1998           1997
                                                       --------------  -------------  -------------
        Revenues:
         Products.................................            57%            47%             57%
         Services.................................            43%            53%             43%
                                                            ----           ----            ----
          Total...................................           100%           100%            100%
        Operating costs and expenses:
         Products.................................             3%             3%              3%
         Services.................................            22%            28%             26%
         Product development......................            17%            17%             10%
         Selling and marketing....................            49%            55%             47%
         General and administrative...............            13%            13%             10%
         Restructuring............................             6%            --              --
                                                            ----           ----            ----
          Total...................................           110%           116%             96%
                                                            ----           ----            ----
        Income (loss) from operations.............           (10%)          (16%)             4%
                                                            ====           ====            ====


YEARS ENDED JANUARY 31: 1999, 1998, AND 1997

 Revenues

  The Company recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services include installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

  Revenue from license fees is recognized when persuasive evidence of an agreement exists (generally a signed contract and purchase order), delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

  Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

  Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

  Total revenues increased 10% to $31,094,000 in fiscal 1999 from $28,223,000 in fiscal 1998, and decreased 22% in fiscal 1998 from $35,990,000 in fiscal 1997. The increase in fiscal 1999 is due to an increase in product revenue, both domestically and internationally, resulting from higher unit sales volumes of
the Company's products as well as an increase in maintenance revenues.    The
decrease in fiscal 1998 was due to the various factors discussed above in Fiscal 1998 Overview.

  North American revenues, comprised principally of U.S. revenues, amounted to $18,028,000, $16,682,000, and $21,408,000 for fiscal 1999, 1998, and 1997, respectively. The increase in fiscal 1999 is due to increased product and maintenance revenues. The decrease in fiscal 1998 was due to the various factors discussed above in Fiscal 1998 Overview.

  International revenues amounted to $13,066,000, $11,541,000, and $14,582,000 for fiscal 1999, 1998, and 1997, respectively, representing 42%, 41%, and 41% of total revenues for such periods, respectively. The increase in fiscal 1999 was the result of increased product and maintenance revenues. The decrease in fiscal 1998 was due to the various factors discussed above in Fiscal 1998 Overview. In addition, during fiscal 1998, the Company made the decision to discontinue the direct product sales organizations in Germany and the Netherlands, and to reduce the investment in the direct product sales organization in France. The Company currently has subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and has relationships with over 11 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international operations and, consequently, the Company's results of operations and financial condition.

 Product Revenues

  Product revenues increased 34% to $17,648,000 in fiscal 1999 from $13,129,000 in fiscal 1998, as opposed to a decrease of 36% in fiscal 1998 from $20,402,000 in fiscal 1997. Product revenues represented 57%, 47%, and 57% of total revenues for fiscal years 1999, 1998, and 1997, respectively. Product revenues have principally been derived from direct licenses of the Company's software products to end-users. Substantially all of the growth in product revenues was due to higher unit sales volumes; the prices of the Company's products have remained relatively constant.

  North American product revenues increased 36% to $10,433,000 in fiscal 1999 from $7,663,000 in fiscal 1998, and decreased 37% in fiscal 1998 from $12,070,000 in fiscal 1997. The decrease in fiscal 1998 was due to the various factors discussed above in Fiscal 1998 Overview.

  International product revenues increased 32% to $7,215,000 in fiscal 1999 from $5,466,000 in fiscal 1998, and decreased 34% in fiscal 1998 from $8,332,000 in fiscal 1997. The decrease in fiscal 1998 was due to the various factors discussed above in Fiscal 1998 Overview. International product revenues represented 41%, 42%, and 41% of total product revenues for fiscal 1999, 1998 and 1997, respectively.

  Service Revenues

  Service revenues decreased 11% to $13,446,000 in fiscal 1999 from $15,094,000 in fiscal 1998, and decreased 3% in fiscal 1998 from $15,588,000 in fiscal 1997. Service revenues represented 43%, 53%, and 43% of total revenues for fiscal
1999, 1998, and 1997, respectively.   The decline in service revenues is the
result of decreased professional service revenues. Total professional services revenue was $7,396,000, $9,644,000 and $11,666,000 in fiscal 1999, 1998, and
1997, respectively, representing decreases of 23% from fiscal 1998 to fiscal 1999 and 17% from fiscal 1997 to fiscal 1998. The decreases reflect the Company's strategy to focus the consulting organization away from large projects and towards projects that help its customers successfully implement the Company's products. Maintenance revenues increased 11% to $6,050,000 in fiscal 1999 from $5,450,000 in fiscal 1998, and increased 39% in fiscal 1998 from $3,922,000 in fiscal 1997.

  North American service revenues decreased 16% to $7,595,000 in fiscal 1999 from $9,019,000 in fiscal 1998, and decreased 3% in fiscal 1998 from $9,338,000 in fiscal 1997.

  International service revenues decreased 4% to $5,851,000 in fiscal 1999 from $6,075,000 in fiscal 1998, and decreased 3% in fiscal 1998 from $6,250,000 in fiscal 1997. International service revenues represented 44%, 40%, and 40% of total service revenues for fiscal 1999, 1998 and 1997, respectively. During fiscal 1997, one customer accounted for 7% of international service revenues.

  Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased 20% to $788,000 in fiscal 1999 from $982,000 in fiscal 1998, and decreased 21% in fiscal 1998 from $1,248,000 in fiscal 1997. The decrease in cost of product revenues in fiscal 1999 was primarily the result of a decrease in headcount. As a result, the gross margin on product revenues was 96%, 93%, and 94% in fiscal 1999, 1998, and 1997, respectively. To the extent that future sales of k-Commerce partner products represent a higher percentage of total product revenue, the Company expects costs of product revenues to increase as a result of royalty payments made to third parties.

  Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased 14% to $6,859,000 in fiscal 1999 from $7,952,000 in fiscal 1998, and decreased 14% in fiscal 1998 from $9,237,000 in fiscal 1997. The decrease in cost of service revenues for both fiscal 1999 and fiscal 1998 is attributable to the fact that a greater percentage of the services business is derived from the Company's maintenance support business, which earns a much higher gross margin than the professional services business. The gross margin on service revenues was 49%, 47%, and 41% in fiscal 1999, 1998, and 1997, respectively.

  Product Development

  Product development expense consists primarily of employee-related costs including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of the Company's products. Product development expense increased 12% to $5,245,000 in fiscal 1999 from $4,666,000 in fiscal 1998, and increased 34% in fiscal 1998 from $3,492,000 in fiscal 1997. Product development expense as a percentage of total revenues was 17%, 17%, and 10% for fiscal 1999, 1998, and 1997, respectively. The increase in fiscal 1999 resulted from increased headcount as the Company continued to build the development organization to expand on the k-Commerce product suite. The significant increase in fiscal 1998 primarily reflects the investment in the CBR Content Navigator product releases.

  The Company believes that continued commitment to product development will be required for the Company's k-Commerce products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development, but such expenses may continue to vary as a percentage of total revenues.

  Selling and Marketing

  Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Selling and marketing expense decreased less than 1% to $15,392,000 in fiscal 1999 from $15,421,000 in fiscal 1998, and decreased 9% in fiscal 1998 from $16,909,000 in fiscal 1997. The decrease in fiscal 1998 was a result of extensive turnover in the sales forces, both in the Americas and internationally, as well as a decrease in commission expense resulting from lower product revenues. Selling and marketing expense as a percentage of total revenues was 49%, 55%, and 47% in
fiscal 1999, 1998, and 1997, respectively.   The Company believes that sales and
marketing expenses will increase in dollar amounts in the future as the Company expands its sales and marketing staff.

  General and Administrative

  General and administrative expense consists primarily of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense increased 4% to $3,940,000 in fiscal 1999 from $3,796,000 in fiscal 1998, and increased 9% in fiscal 1998 from $3,492,000 in fiscal 1997. The increase in general and administrative expenses in fiscal 1999 was primarily the result of increased legal fees associated with the ServiceSoft litigation matters. The fiscal 1998 increase was primarily attributable to continued investment in the Company's administrative infrastructure, and increased legal fees associated with on-going litigation matters. General and administrative expense as a percentage of total revenues was 13%, 13%, and 10% in fiscal 1999, 1998, and 1997, respectively.

  Gain on Sale of Investment

  In July 1996, the Company agreed to sell its minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 in common stock of Quarterdeck, pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. In the quarter ended October 31, 1997, the Company received and sold its Quarterdeck shares and recorded, in aggregate, a gain of $3,824,000 related to this transaction.

  Restructuring

  During fiscal 1999, the Company recorded restructuring charges in the amount of $1,855,000, of which $1,602,000 related to a reduction in force and personnel changes in the Company's executive management team. Employees were terminated from all areas of the Company, including marketing, development and administrative areas. Such changes resulted from the Company's adoption of a new strategic direction and included a 12% reduction in the number of Company employees. Restructuring charges are comprised of $1,393,000 related to severance costs and $209,000 related to non-cash items. As of January 31, 1999, all cash charges related to severance costs have been paid.

  Additional restructuring charges in the amount of $253,000 were incurred as a result of the Company's decision to downsize operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. Such charges included severance payments to terminated employees and costs associated with the abandonment of the current facility lease. Of the total charges, $102,000 remained unpaid as of January 31 1999 and is recorded in other accrued liabilities.
`

  Interest Income

  Interest income decreased 11% to $1,270,000 in fiscal 1999 from $1,428,000 in fiscal 1998, and increased 8% in fiscal 1998 from $1,327,000 in fiscal 1997. The decrease in cash balances in 1999, and the related interest income, is a result of the Company's repurchase of its Class A Common Stock.

  Income Taxes

  The Company's provision for income taxes in fiscal 1999 represented the
accrual of foreign taxes and certain state taxes.   There was no provision for
federal and state taxes for fiscal 1998 and 1997 as a result of the utilization of net operating loss carryforwards and other tax credits. The income tax benefit in fiscal 1997 was primarily the result of refunds of foreign taxes. The Company's net operating loss carryforwards of $22,200,000 for federal purposes, $6,300,000 for state purposes and certain general business credits of $1,109,000, expire in various years through 2009. Based on the Internal Revenue Code, the future use of these carryforwards would be subject to an annual limitation should a 50% change in ownership of the Company's stock occur within any three-year period.

  Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance decreased by approximately $1,073,000 during fiscal year 1999 and increased by approximately $533,000 during fiscal year 1998. Deferred tax assets relating to net operating loss carryforwards as of January 31, 1999 include approximately $4,000,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity" , which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

  In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Elective Date of a Position of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues.


LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents and short-term investments at January 31, 1999 were $25,761,000, a decrease of $2,249,000 since January 31, 1998. Working capital at January 31, 1999 was $23,091,000, a decrease of $3,284,000 since January 31, 1998.

  Net cash provided by operating activities amounted to $742,000 during the year ended January 31, 1999. Net cash used by operating activities amounted to $693,000 in fiscal 1998, while net cash provided by operating activities was $3,194,000 in fiscal 1997.

  Investing activities for the year ended January 31, 1999 included $804,000 for purchases of property and equipment. The Company currently has no significant capital commitments as of January 31, 1999.

  Cash provided by financing activities in the year ended January 31, 1999 included $622,000 from the exercise of options to purchase common stock, as well as shares issued in connection with the Employee Stock Purchase Plan. Cash used in financing activities during fiscal 1999 included $2,763,000 for the repurchase of 674,000 shares of the Company's Class A common stock.

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


YEAR 2000 COMPLIANCE

  Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. Inference has completed a Year 2000 compliance review for all products released through January 31, 1999. The Company does not anticipate that addressing the Year 2000 problem for its products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

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

  Year 2000 issues may also affect the computer systems used internally by the Company to manage and operate its business. To date the Company has not incurred and does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As of January 31, 1999, the Company was in the process of reviewing all internal hardware systems and software applications, both domestically and internationally, to confirm that they are compliant with the Year 2000. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. The worst-case scenario if such problems occur would be the inability to ship products and record revenue.

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

  The Company has funded its Year 2000 activities from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. The Company may incur additional costs for administrative, customer support, internal IT and product engineering activities to address ongoing Year 2000 issues. The Company is in the process of developing a contingency plan to address situations that may result if unanticipated problems caused by undetected errors or defects in either internal systems or the Company's products arise. The Company's contingency plan is expected to be complete in the second quarter of fiscal year 2000. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS


  Fluctuations in Quarterly Operating Results. The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations will continue in the future. Typically, revenues and operating results for the Company's fourth quarter are improved from those for the first quarter of the following year. In addition, the Company has historically recognized a substantial portion of its license revenues in the last month of the quarter, typically in the last week. The Company generally ships orders as they are received and as a result has little or no backlog. Quarterly revenues and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, consulting service revenues tend to fluctuate as projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products; the size and timing of customer orders; the introduction of new products and product enhancements by the Company or its competitors; the budgeting cycles of customers; changes in the proportion of revenues attributable to licenses and service fees; changes in the level of operating expenses; and competitive conditions in the industry. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. To the extent that the Company relies on these large orders to make its quarterly operating objectives, failure to close such deals in compliance with SOP 97-2 and in a specified time period could adversely affect the Company's operating results.

Product revenue is also difficult to forecast because the market for client/server and web-based software products is rapidly evolving, and the Company's sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. Because the Company's staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. The Company also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect the Company's operating results. Accordingly, the Company believes that period-to-period comparisons of its results of operations may not be meaningful and should not be relied upon as an indication of future performance.

  Due to all of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of investors. Regardless of the general outlook for the Company's business, the announcement of quarterly operating results below investor expectations is likely to result in a decline in the trading price of the Company's Class A Common Stock.

  Product Transitions. The Company recently launched its k-Commerce suite of products. Broad market acceptance of k-Commerce products is critical to the Company's future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on the business, operating results and financial condition of the Company. As part of the k-Commerce initiative, the Company has entered into several partnering agreements for the purposes of extending the offerings and capabilities of the Company's products. There can be no assurance that these relationships will translate into increased revenues or additional demand for the Company's products.

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

  Continued Volatility of Stock Price. In the past, the price of the Company's common stock has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in products pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates or purchase recommendations by analysts or other factors could cause the market price of the Company's Class A Common Stock to fluctuate substantially, particularly on a quarterly basis.
In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions, such as international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of the Company's Class A Common Stock.

  Risks Associated with Selling to Large Enterprise Customers. The Company occasionally will sell its products to large enterprise customers. Large enterprise customers are expected to deploy the Company's products in business critical operations which involve significant capital and management commitments by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available software and require the Company to expend substantial time, effort and money educating them about the value of the Company's solutions. Sales of the Company's products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements.
A variety of factors, including factors over which the Company has little or not control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for the Company's products is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, the Company's ability to forecast the timing and amount of specific sales is limited. The delay or failure to complete, in compliance with SOP 97-2, one or more large transactions to which the Company has devoted significant resources could have a material adverse effect on the Company's business, operating results or financial condition and could cause significant variations in the Company's operating results from quarter to quarter.

  Competition. The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than the Company. Among the Company's major competitors in the problem identification and resolution segment of the market are Clarify, Inc. and Verity, Inc. and other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as the Company.

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

  Risks Associated with Potential Acquisitions. As part of its business strategy, the Company may in the future review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Such acquisitions by the Company could result in potentially dilutive issuances of equity securities, the write-off of software development costs or other assets, the incurrence of severance liabilities, the amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could materially adversely affect the Company's business, financial conditions, cash flows and results of operations. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. In addition, potential acquisition candidates targeted by the Company may not have audited financial statements, detailed financial information or any degree of internal controls. There can be no assurance that an audit subsequent to any successful completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, liabilities, contingent or otherwise, and intellectual property. There can be no assurance that the Company would be successful in overcoming these or any other significant risks encountered and failure to do so could have a material adverse effect upon the Company's business, operating results and financial condition.

  Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on the Company's business, operating results and financial condition.

  Dependence on the Continued Growth and Commercial Acceptance of the Web. The Company's future success depends in part upon the widespread adoption of the Web as a primary medium for business applications and communications. If the Web does not continue to increase in importance as a commercial medium, the Company's business, operating results and financial condition could be materially affected. Critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of business communications over the Web.

  Ability to Hire and Retain Skilled Personnel in a Tight Labor Market. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in the San Francisco Bay Area, due to the large number of software companies and the low unemployment in the region. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, development personnel and other senior level employees. The Company's failure to attract and retain the highly-trained technical personnel that are integral to our direct sales, product development, and professional services teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material effect on the Company's business, operating results and financial condition.

  Dependence on Service Revenues. Service revenues represented 43% of total revenues for fiscal 1999, 53% for fiscal 1998 and 43% for fiscal 1997. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and operating results. Additionally, service revenues depend in part on ongoing renewals of support contracts by the Company's customers, some of which may not renew their support contracts. If service revenues are lower than anticipated, the Company's business, financial condition and operating results could be materially adversely affected.

  Uncertainty of Proprietary Rights. The Company's success depends in part upon its proprietary technology. Although case-based reasoning technology is available in the public domain, the Company believes its implementation of the CBR technology is proprietary. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company was awarded two patents for its Case-Based Reasoning technology in December 1996, and a third patent was awarded in January 1998. The Company's CBR technology is embedded in its k-Commerce and CBR family of products. Despite the precautions the Company has taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use the Company's products, technology or other information that the Company regards as proprietary or to develop similar products or technology independently. In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where the Company operates.

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

  Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Euro Currency. The participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency beginning January 1, 1999. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro will then trade on currency exchanges and be available for non-cash transactions. A three year transition period is expected during which transactions can be made in the old currencies.

  The Company is taking steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions and examine current marketing and pricing policies and strategies in light of the Euro conversion. The cost of this effort is not expected to have a material adverse effect on the Company's results of operations of financial condition. There can be no assurance, however, that all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on the Company's results of operations or financial condition. The conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies, the impact of which are not known at this time. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion. The Company has not yet completed its evaluation of the impact of the Euro conversion on its functional currency designations.

  Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments. The Company invests, by policy, its excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and limits the amount of credit exposure to any one issuer. At January 31, 1999, the Company's investments consisted primarily of funds contained in money market accounts.

  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates.

  Foreign Currency Risk. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

  The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly the Company's future results could be materially adversely impacted by changes in these or other factors.

  The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of foreign exchange rate fluctuations on the Company in fiscal 1999 was not material.

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



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1999 under the captions "Election of Directors" and "Executive Officers," and is incorporated herein by this reference as if set forth in full herein.


ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1999 under the captions "Executive Compensation and Other Information," "Election of Directors," "Compensation Report," and "Company Stock Price Performance," and is incorporated herein by this reference as if set forth in full herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1999 under the caption "Common Stock Ownership of Certain Beneficial Owners and Management," and is incorporated herein by this reference as if set forth in full herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be included in the Company's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of January 31, 1999 under the caption "Certain Transactions," and is incorporated herein by this reference as if set forth in full herein.

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

                             INFERENCE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                 PAGE
                                                                                                ------
REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS............................................   F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at January 31, 1999 and 1998...................................   F-3

   Consolidated Statements of Operations for the years ended January 31, 1999,
       1998 and 1997..........................................................................   F-4

   Consolidated Statements of Cash Flows for the years ended January 31,1999,
       1998 and 1997..........................................................................   F-5

   Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 1999, 1998 and 1997......................................................   F-6

   Notes to Consolidated Financial Statements.................................................   F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Inference Corporation

  We have audited the accompanying consolidated balance sheets of Inference Corporation as of January 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inference Corporation at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles.



                                                         /s/ Ernst & Young LLP


Sacramento, California
February 19, 1999

                             INFERENCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                (IN THOUSANDS)

                                                                               JANUARY 31,
                                                                   ---------------------------------
                                                                         1999             1998
                                                                   ----------------  ---------------
ASSETS

Current assets:

  Cash and cash equivalents......................................         $ 25,761         $ 28,010
  Accounts receivable, net.......................................            7,063            5,770
  Other current assets...........................................              884              935
                                                                          --------         --------
     Total current assets........................................           33,708           34,715
Property and equipment, net......................................            1,607            2,114
Other assets.....................................................               60              167
                                                                          --------         --------
                                                                          $ 35,375         $ 36,996
                                                                          ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................         $    819         $    623
  Accrued salaries and related items.............................            1,764            1,301
  Other accrued liabilities......................................            3,392            1,952
  Deferred revenue...............................................            4,642            4,464
                                                                          --------         --------
     Total current liabilities...................................           10,617            8,340

Commitments and Contingencies (Notes 3 and 11)

Shareholders' equity:
  Preferred stock, $0.01 par value;
     Authorized shares -- 2,000 at January 31, 1999 and 1998;
     Issued and outstanding shares-- none........................               --               --
  Common stock, $0.01  par value;
     Authorized shares -- 27,000 at January 31, 1999 and 1998;
     Issued and outstanding shares -- 7,032 and 7,505 at
     January 31, 1999 and 1998, respectively.....................               70               75
  Additional paid-in capital.....................................           46,328           48,255
  Accumulated deficit............................................          (21,312)         (19,392)
  Accumulated other comprehensive loss...........................             (328)            (282)
                                                                          --------         --------
            Total shareholders' equity...........................           24,758           28,656
                                                                          --------         --------
                                                                          $ 35,375         $ 36,996
                                                                          ========         ========


                            See accompanying notes.

                             INFERENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                     YEAR ENDED JANUARY 31,
                                                        ------------------------------------------------
                                                             1999            1998             1997
                                                        --------------  ---------------  ---------------
Revenues:
    Products..........................................        $17,648          $13,129          $20,402
    Services..........................................         13,446           15,094           15,588
                                                              -------          -------          -------
            Total revenues............................         31,094           28,223           35,990
Operating costs and expenses:
    Products..........................................            788              982            1,248
    Services..........................................          6,859            7,952            9,237
    Product development...............................          5,245            4,666            3,492
    Selling and marketing.............................         15,392           15,421           16,909
    General and administrative........................          3,940            3,796            3,492
    Restructuring.....................................          1,855               --               --
                                                              -------          -------          -------
            Total operating costs and expenses.......          34,079           32,817           34,378
                                                              -------          -------          -------
Income (loss) from operations.........................         (2,985)          (4,594)           1,612
Gain on sale of investment............................             --            3,824               --
Interest income.......................................          1,270            1,428            1,327
Other expense, net....................................           (105)             (31)            (597)
                                                              -------          -------          -------
Income (loss) before income taxes.....................         (1,820)             627            2,342
Benefit (provision) for income taxes..................           (100)              --               90
                                                              -------          -------          -------
Net income (loss).....................................        $(1,920)         $   627          $ 2,432
                                                              =======          =======          =======

PER SHARE INFORMATION:

Net income (loss) per common share:
    Basic.............................................        $ (0.27)         $  0.08          $  0.30
                                                              =======          =======          =======
    Diluted...........................................        $ (0.27)         $  0.08          $  0.28
                                                              =======          =======          =======

Shares used in computing net income (loss) per share:
    Basic.............................................          7,146            7,894            8,078
                                                              =======          =======          =======
    Diluted...........................................          7,146            8,110            8,702
                                                              =======          =======          =======

                            See accompanying notes.

                             INFERENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                                       YEAR ENDED JANUARY 31,
                                                                       ------------------------------------------------------
                                                                             1999               1998              1997
                                                                       -----------------  ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)....................................................          $(1,920)          $   627            $ 2,432
 Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
       Gain on sale of investment.....................................               --            (3,824)                --
       Loss on disposal of equipment..................................               56                --                 --
       Depreciation...................................................            1,255             1,046                771
       Stock-based compensation.......................................              209                --                 --
       Changes in operating assets and liabilities:
          Accounts receivable.........................................           (1,293)            4,024             (1,292)
          Other current assets........................................               51              (243)                27
          Other assets................................................              107               (74)                33
          Accounts payable............................................              196              (490)              (395)
          Accrued salaries and related items..........................              463              (238)               (49)
          Other accrued liabilities...................................            1,440              (589)              (185)
          Deferred revenue............................................              178              (932)             1,852
                                                                                -------           -------            -------
Net cash provided (used) by operating activities......................              742              (693)             3,194

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of short-term investments................................               --               987              7,314
    Purchases of short-term investments...............................               --                --               (987)
    Net proceeds from sale of investment..............................               --             3,824                 --
    Purchases of property and equipment...............................             (804)           (1,105)            (1,211)
                                                                                -------           -------            -------
Net cash provided (used) by investing activities......................             (804)            3,706              5,116

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock........................              622               517              2,104
    Repurchase of common stock........................................           (2,763)           (4,317)              (388)
                                                                                -------           -------            -------
Net cash provided (used) by financing activities......................           (2,141)           (3,800)             1,716
                                                                                -------           -------            -------

Effect of exchange rate differences on cash...........................              (46)              177                (25)
                                                                                -------           -------            -------

Net increase (decrease) in cash and cash equivalents..................           (2,249)             (610)            10,001
Cash and cash equivalents at beginning of year........................           28,010            28,620             18,619
                                                                                -------           -------            -------
Cash and cash equivalents at end of year..............................          $25,761           $28,010            $28,620
                                                                                =======           =======            =======

-----------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid during the period......................................          $     4           $    15            $    26
 Income taxes paid during the period..................................               39               173                165

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (IN THOUSANDS)


                                                                                                   ACCUMULATED
                                                  COMMON STOCK        ADDITIONAL                      OTHER           TOTAL
                                             -----------------------
                                                SHARES                 PAID- IN    ACCUMULATED    COMPREHENSIVE   SHAREHOLDERS'
                                             OUTSTANDING    AMOUNT      CAPITAL      DEFICIT          LOSS            EQUITY
                                             ------------------------------------------------------------------------------------
Balances at January 31, 1996...............        7,480   $ 50,414      $    --      $(22,451)           $(434)        $27,529
 Reincorporation in the state of
    Delaware...............................           --    (50,338)      50,338            --               --              --
 Issuance of common stock..................          779          7        2,097            --               --           2,104
 Repurchase of common stock................          (54)        (1)        (387)           --               --            (388)
 Comprehensive income:
    Net income.............................           --         --           --         2,432               --           2,432
    Foreign currency translation
        adjustments........................           --         --           --            --              (25)            (25)
                                                                                                                        -------
 Comprehensive income......................           --         --           --            --               --           2,407
                                                   -----   --------      -------      --------            -----         -------
Balances at January 31, 1997...............        8,205         82       52,048       (20,019)            (459)         31,652
 Issuance of common stock..................          154          2          515            --               --             517
 Repurchase of common stock................         (854)        (9)      (4,308)           --               --          (4,317)
 Comprehensive income:
    Net income.............................           --         --           --           627               --             627
    Foreign currency translation
        adjustments........................           --         --           --            --              177             177
                                                                                                                        -------
 Comprehensive income......................           --         --           --            --               --             804
                                                   -----   --------      -------      --------            -----         -------
Balances at January 31, 1998...............        7,505         75       48,255       (19,392)            (282)         28,656
 Issuance of common stock..................          201          2          620            --               --             622
 Stock-based compensation..................           --         --          209            --               --             209
 Repurchase of common stock................         (674)        (7)      (2,756)           --               --          (2,763)
 Comprehensive loss:
    Net loss...............................           --         --           --        (1,920)              --          (1,920)
    Foreign currency translation
        adjustments........................           --         --           --            --              (46)            (46)
                                                                                                                        -------
 Comprehensive loss........................           --         --           --            --               --          (1,966)
                                                   -----   --------      -------      --------            -----         -------
Balances at January 31, 1999...............        7,032   $     70      $46,328      $(21,312)           $(328)        $24,758
                                                   =====   ========      =======      ========            =====         =======

                            See accompanying notes.

                             INFERENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JANUARY 31, 1999


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Organization

     Inference Corporation ("Inference" or "the Company") develops, markets and supports enterprise customer relationship management software solutions for self-service and agent-assisted Contact Centers to improve customer care. The Company offers a complete line of consulting, support and training services from offices throughout the U.S., England and Europe. Inference's k-Commerce(TM) Support family of products ("k-Commerce(TM) Support") facilitates a dialogue with the customer to identify and resolve problems in external and internal customer support and service environments.

  Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     Assets and liabilities of the Company's wholly owned foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash equivalents

     The Company considers investments that are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years, except for leasehold improvements which are amortized over the remaining lease term.

     Property and equipment at January 31, 1999 and 1998 is as follows (in thousands):

                                                                                 1999              1998
                                                                              -----------       -----------
              Computer equipment............................................    $ 3,699           $ 3,090
              Computer software.............................................        118                --
              Furniture & leasehold improvements............................      1,797             1,821
                                                                                -------           -------
                   Total....................................................      5,614             4,911
              Accumulated depreciation......................................     (4,007)           (2,797)
                                                                                -------           -------
              Property and equipment, net...................................    $ 1,607           $ 2,114
                                                                                =======           =======

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Revenue Recognition

     The Company recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. The Company derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services range from installation, training, and basic consulting for software modification to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Revenue on arrangements with customers who are not the ultimate end users (primarily resellers) is not recognized until the product is delivered to the end user.

     Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

     Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting. When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

  Software Development Costs

     Software development costs incurred subsequent to the determination of the software product's technological feasibility and prior to the product's general release to customers are not material to the Company's financial position or results of operations for fiscal years 1999, 1998 and 1997, and have been charged to product development expenses in the accompanying Consolidated Statements of Operations.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. Such investments are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic regions. The Company generally does not require collateral or other security to support customer receivables. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

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

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  Advertising Costs

     The Company accounts for advertising costs as expense in the period in which they are incurred. Advertising expense for the fiscal years ended January 31, 1999, 1998 and 1997 was $143,215, $481,000 and $260,000, respectively.

  Income Taxes

     Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes'' (Note 4). Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

     The Company has not provided U.S. income taxes on the undistributed income of its foreign subsidiaries. The cumulative amount of such income was immaterial as of January 31, 1999.

  Net Income (Loss) Per Share

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued in February 1997 and became effective for the Company in fiscal year 1998. SFAS 128 replaced the calculation and reporting of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS 128.

     The following table sets forth the computation of basic and diluted net income (loss) per common share for fiscal years ended January 31, 1999, 1998 and 1997 (in thousands, except per share information):

                                                                           1999            1998            1997
                                                                         -------          ------          ------
     Numerator:
     Net income (loss).................................................  $(1,920)         $  627          $2,432
                                                                         =======          ======          ======

     Denominator:
       Denominator for basic net income (loss) per
         common share - weighted-average shares
         outstanding...................................................    7,146           7,894           8,078

       Effect of dilutive securities (Treasury Stock Method):
         Stock options.................................................       --             208             510
         Warrants......................................................       --               8             114
                                                                         -------          ------          ------
       Dilutive potential common shares................................       --             216             624
                                                                         -------          ------          ------

       Denominator for diluted net income (loss) per
         common share - adjusted weighted-average
         shares for assumed conversions................................    7,146           8,110           8,702
                                                                         =======          ======          ======

     Basic net income (loss) per share.................................  $ (0.27)         $ 0.08          $ 0.30
                                                                         =======          ======          ======

     Diluted net income (loss) per share...............................  $ (0.27)         $ 0.08          $ 0.28
                                                                         =======          ======          ======

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Diluted net income (loss) per share includes the dilutive effect of the assumed exercise of stock options and warrants using the treasury stock method. However, at January 31, 1999, the effect of outstanding stock options and warrants has been excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. Accordingly, the calculation of diluted net loss per share at January 31, 1999 does not include the common stock equivalent effect (using the treasury stock method) of 2,211,000 and 22,000 shares of common stock which may be issued under outstanding stock options and warrants, respectively. Such stock options and warrants could have a dilutive effect in future periods.

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

  Product Concentration

     The Company currently derives substantially all of its revenue from the licensing of its CBR and k-Commerce product lines and fees from related services. These products and services are expected to account for substantially all of the Company's revenue for the foreseeable future. Consequently, a reduction in demand for these products and services or a decline in sales of these products and services will adversely affect operating results.

  Comprehensive Income

     As of February 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires the foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

  Reclassification

     Certain reclassifications have been made to prior years' amounts in order to conform to the current year's presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is required to be adopted in years beginning after June 15, 1999. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

                             INFERENCE CORPORATION

                                JANUARY 31, 1999


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In December 1998, the AICPA issued Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Elective Date of a Position of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company has not yet determined the effect of the final adoption of SOP 98-9 on its future revenues.

2.   CASH AND CASH EQUIVALENTS

     The following table summarizes the Company's cash and cash equivalents as of January 31, 1999 and 1998 (in thousands):

                                                                              1999           1998
                                                                           ----------    -----------
         Cash and cash equivalents:
             Cash....................................................         $ 5,792          $ 4,151
             Commercial paper........................................              --           10,201
             Money market funds......................................          19,969            7,425
             U.S. Treasury securities and obligations
               of U.S. government agencies...........................              --            6,233
                                                                             --------         --------
         Total cash and cash equivalents.............................        $ 25,761         $ 28,010
                                                                             ========         ========

     As of January 31, 1999 and 1998, the carrying value of the Company's cash and cash equivalents approximate fair market value.

3.   COMMITMENTS

     The Company leases its facilities and certain computer equipment under various operating leases. Total rental expense under operating leases was approximately $1,518,000, $2,263,000 and $1,448,000 during fiscal 1999, 1998 and
1997, respectively. Future minimum obligations as of January 31, 1999 are as follows (in thousands):

             FISCAL YEAR
             -----------
               2000............................................              $1,442
               2001............................................               1,242
               2002............................................               1,188
               2003............................................                 897
               2004............................................                 908
               Thereafter......................................               1,000
                                                                             ------
                                  Total                                      $6,677
                                                                             ======

4.   INCOME TAXES

     The components of the benefit (provision) for income taxes for fiscal years ended January 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                                       1999            1998            1997
                                                                                     ---------       ----------      ---------
            Current:
                      Federal                                                         $    --         $     --         $   --
                      State.......................................................         --               --            (38)
                      Foreign.....................................................       (100)              --            128
                                                                                      -------         --------         ------
                           Total..................................................    $  (100)        $     --         $   90
                                                                                      =======         ========         ======

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


4.   INCOME TAXES (CONTINUED)

     The Company's effective tax rate differed from the statutory federal income tax rate for fiscal years ended January 31, 1999, 1998 and 1997 as follows:

                                                                                      1999            1998            1997
                                                                                  ------------    ------------   ------------
          Statutory federal income tax (benefit) rate............................    (34.0)%          34.0%           34.0%
          State taxes, net of federal benefit....................................      0.0             0.0             1.0
          Tax benefit from utilization of net operating
             loss carryforward...................................................       --           (34.0)          (48.0)
          Increase in valuation allowance........................................     33.0              --              --
          Effect of foreign operations...........................................      5.5             0.0             8.0
          Other..................................................................      1.0             0.0             1.0
                                                                                    ------           -----           -----
          Effective tax rate.....................................................     5.5 %            0.0%          (4.0)%
                                                                                    ======           =====           =====

     Significant components of deferred tax assets and related valuation allowance at January 31, 1999 and 1998 are as follows (in thousands):

                                                                                      1999           1998
                                                                                  -------------  ------------
          Deferred tax assets:
               Net operating loss carryforwards.................................     $  7,948       $ 7,030
               General business and foreign tax credits.........................        1,109         1,109
               Other............................................................        1,982         1,827
                                                                                     --------       -------
               Total deferred tax assets........................................       11,039         9,966
          Valuation allowance...................................................      (11,039)       (9,966)
                                                                                     --------       -------
           Net deferred taxes...................................................     $     --       $    --
                                                                                     --------       -------

           Net deferred taxes...................................................     $     --       $    --
                                                                                     ========       =======

     Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance increased by approximately $1,073,000 during fiscal year 1999 and decreased by approximately $533,000 during fiscal year 1998. Deferred tax assets relating to net operating loss carryforwards as of January 31, 1999 include approximately $4,000,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

     At January 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $22,200,000 that expire in various years through 2019 and net operating loss carryforwards for state income tax purposes of approximately $6,300,000 which expire in various years through 2004. The Company also has general business and foreign tax credits of approximately $1,109,000 which expire in various years through 2009.

     Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial limitation if a greater than 50% ownership change were to occur in the future.


5.   CAPITAL STRUCTURE

  Common Stock

     The Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. At January 31, 1999 and 1998, there were 6,177,000 and 6,315,000 shares of Class A Common Stock outstanding, respectively; at January 31, 1999 and 1998, there were 855,000 and 1,190,000 shares of Class B Common Stock outstanding, respectively.

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


5.   CAPITAL STRUCTURE (CONTINUED)

     Class A Common Stock. The holders of the Class A Common Stock are
     --------------------
entitled to one vote per share on all matters submitted to a vote of the shareholders. The holders of shares of Class A Common Stock do not have any preemptive rights or rights to subscribe for additional securities of the Company. Dividends are payable on the Class A Common Stock, when, and if, declared by the Board of Directors out of funds legally available therefor. Each share of Common Stock, irrespective of class, will be treated equally in respect of rights upon liquidation of the Company and rights to dividends, except that, in the case of dividends in the form of Common Stock, shares of any class of Common Stock will be payable only to the holders of that class. Upon liquidation or dissolution of the Company, the holders of the Class A Common Stock and Class B Common Stock are entitled to share ratably in all assets available for distribution to shareholders after payment of all prior claims.

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

 Common Stock Warrants

     At January 31, 1999, there were warrants to purchase 22,000 shares of the Company's Class A Common Stock outstanding, with an exercise price of $5.00 per share. These warrants expire in April 1999.

 Common Stock Repurchase Program

     In December 1996, the Company's Board of Directors approved a program to repurchase shares of the Company's Class A Common Stock. The purpose of this program is to reduce the dilutive effect of common stock to be issued under the Company's employee stock plans. The total number of shares authorized for repurchase under the program was 2,100,000 as of January 31, 1999. In fiscal 1999 and 1998, the Company repurchased 674,000 and 854,000 shares of its common stock at a total cost of approximately $2.8 and $4.3 million, respectively. As of January 31, 1999, approximately 1,582,000 shares had been repurchased under the plan, at a cumulative cost of $7.5 million.

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

                               JANUARY 31, 1999


5.   CAPITAL STRUCTURE (CONTINUED)

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

     The Company also sponsors a voluntary defined contribution retirement plan (the "UK Plan") for employees in the United Kingdom. Employees may elect to contribute a percentage of their annual gross compensation to the UK Plan. Employer contributions to the UK Plan range between 5% to 12% of participating employees' base salary, depending on the years of service with the Company. Contributions to the plan were $242,000, $366,000, and $333,000 for the fiscal years 1999, 1998, and 1997, respectively.


7.  STOCK BASED BENEFIT PLANS

 Employee Stock Purchase Plan

     In February 1996, the Company adopted an Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Pursuant to the ESPP, employees meeting certain eligibility criteria may purchase shares of the Company's Class A Common Stock, subject to certain limitations. The shares can be purchased at the lower of 85 percent of the fair market value of the common stock on the first day of each six month exercise period or the last day of each six month exercise period. In fiscal years 1999 and 1998, shares totaling 101,000 and 89,000 were issued under the ESPP at weighted-average prices of $3.24 and $4.02 per share, respectively. At January 31, 1999, a total of 298,000 shares remained available for future issuance under the ESPP.

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


7.   STOCK BASED BENEFIT PLANS (CONTINUED)

 Stock Option Plans

     The Company has authorized stock option plans that cover the issuance of incentive stock options and non-statutory stock options. The plans provide for the granting of options for the purchase of up to 3,210,000 authorized shares of the Company's Class A Common Stock. There were 391,000 shares available for future option grants under the plans as of January 31, 1999. Under the terms of the plans, options, which expire ten years from date of grant, may be granted to employees, non-employee directors or consultants at prices not less than the fair value at the date of grant. Options principally vest over periods up to four years from the date of grant.

     On November 25, 1996 and again on December 23, 1997, the Board of Directors approved stock option repricing programs pursuant to which employees of the Company could elect to cancel unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of the Company's common stock on that day, or $6.13 and $3.94, respectively. Approximately 666,000 options were repriced in November 1996, and 1,144,000 were repriced in December 1997. The repriced options are reflected in the stock option table in grants and cancellations.


     Information relating to the outstanding stock options is as follows:

                                                                                        WEIGHTED AVERAGE
                                                         SHARES           PRICE               PRICE
                                                       -----------    -------------     ----------------
         Outstanding at January 31, 1996.............    1,704,000    $2.50--$16.25         $ 6.31
              Options granted........................    1,197,000    $6.13--$23.50         $10.27
              Options exercised......................     (753,000)   $2.50--$16.25         $ 2.71
              Options canceled.......................     (860,000)   $2.50--$23.50         $16.17
                                                       -----------
         Outstanding at January 31, 1997.............    1,288,000    $2.50--$16.25         $ 5.31
              Options granted........................    2,029,000    $ 3.94--$6.75         $ 4.75
              Options exercised......................      (62,000)   $ 2.50--$7.00         $ 2.51
                                                       -----------
              Options canceled.......................   (1,584,000)   $2.50--$16.25         $ 6.26
                                                       -----------
         Outstanding at January 31, 1998.............    1,671,000    $2.50--$11.00         $ 3.85
                                                       -----------
              Options granted........................    1,277,000    $ 3.00--$7.25         $ 4.05
              Options exercised......................     (100,000)   $ 2.50--$4.06         $ 2.92
              Options canceled.......................     (637,000)   $2.50--$11.00         $ 3.98
                                                       -----------
         Outstanding at January 31, 1999.............    2,211,000    $2.50--$11.00         $ 3.96
                                                       ===========

     Included in the above table as of January 31, 1999 are 239,000 stock options issued and outstanding outside the stock option plan. The options expire at various dates from 1999 to 2007. At January 31, 1999 and 1998, options for 526,000 and 334,000 shares, respectively, were exercisable at $2.50 to $11.00 per share. The weighted average exercise price of vested options granted at January 31, 1999 and 1998 was $3.54 and $2.99, respectively.

     The following table summarizes information concerning options outstanding and exercisable as of January 31, 1999:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            ----------------------------------------------------     ----------------------------
                                           WEIGHTED AVERAGE           WEIGHTED
           RANGE OF                           REMAINING               AVERAGE                    WEIGHTED AVERAGE
        EXERCISE PRICES     NUMBER        CONTRACTUAL LIFE        EXERCISE PRICE     NUMBER       EXERCISE PRICE
        ---------------     ------        ----------------        --------------     ------       --------------
         $  2.50--$ 3.25     344,000           5.56                  $  2.69         238,000         $  2.51
         $  3.50--$ 3.50     521,000           9.35                  $  3.50               0         $  0.00
         $  3.94--$ 3.94     626,000           8.89                  $  3.94         218,000         $  3.94
         $  4.06--$ 4.50     507,000           8.91                  $  4.41          36,000         $  4.06
         $  4.75--$11.00     213,000           9.20                  $  6.11          34,000         $  7.74

         $2.50--$11.00     2,211,000           8.52                  $  3.96         526,000         $  3.54

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


7.   STOCK BASED BENEFIT PLANS (CONTINUED)

 Stock-Based Compensation

     As permitted under SFAS 123, the Company has elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company has generally recognized no compensation expense with respect to such awards.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after January 31, 1995 as if Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards to employees.

     The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                                  OPTIONS                  ESPP
                                                                                 ----------              --------
                                                                             1999         1998         1999        1998
                                                                           --------     --------     --------   ----------
     Expected life (years)............................................        4.58        4.44         0.50        0.50
     Expected stock price volatility..................................        0.82        0.85         0.82        0.85
     Risk-free interest rate..........................................        4.84%       5.37%        4.63%       5.81%

     The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $2.63, $3.15 and $5.54, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, for the years ended January 31, 1999 and 1998 follows (in thousands except for basic net (loss) income per share information):

                                                                         1999             1998
                                                                     ------------     -----------
     Net income (loss) - actual..................................    $  (1,920)       $    627
     Net loss - pro forma........................................       (4,034)         (3,325)

     Net income (loss) per share - basic and diluted actual......    $   (0.27)       $   0.08
     Net loss per share - basic and diluted pro forma............        (0.56)          (0.42)

     Because SFAS 123 is applicable only to options granted subsequent to January 31, 1995, its pro forma effect will not be fully reflected until fiscal 2000.


8    RELATED PARTY TRANSACTIONS

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

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


9.   SEGMENT, SIGNIFICANT CUSTOMER AND GEOGRAPHIC AND SIGNIFICANT CUSTOMER DATA

     As of February 1, 1998, the Company adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 superseded SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates solely in one segment, the development and marketing of problem resolution software products and, therefore, as of January 31, 1999, SFAS 131 does not have a significant impact on the Company's financial statements or accompanying notes.

     The Company markets and sells its products throughout North America, principally comprised of U.S. sales, and Europe and Asia Pacific, which comprise international activities. Information relating to the Company's geographic areas is as follows (in thousands):

                                                        TOTAL          OPERATING       IDENTIFIABLE
                                                       REVENUES       INCOME (LOSS)       ASSETS
                                                   ---------------  ----------------  --------------
        Year ended January 31, 1999:

                 North America.................        $  18,028         $  (4,811)       $  29,032
                 International.................           13,066             1,826            6,343
                                                     -----------        ----------        ---------
                    Total......................        $  31,094         $  (2,985)       $  35,375
                                                     ===========        ==========        =========
        Year ended January 31, 1998:
                 North America.................        $  16,682         $  (2,994)       $  30,657
                 International.................           11,541            (1,600)           6,339
                                                     -----------        ----------        ---------
                    Total......................        $  28,223         $  (4,594)       $  36,996
                                                     ===========        ==========        =========
        Year ended January 31, 1997:
                 North America.................        $  21,408         $  1 ,974        $  34,172
                 International.................           14,582              (362)           8,069
                                                     -----------        ----------        ---------
                    Total......................        $  35,990        $    1,612        $  42,241
                                                     ===========        ==========        =========


     No customer accounted for more than 10% of revenues in fiscal 1999, 1998 or 1997.


10.  RESTRUCTURING COSTS


     During fiscal 1999, the Company recorded restructuring charges in the amount of $1,855,000, of which $1,602,000 related to a reduction in force and personnel changes in the Company's executive management team. Employees were terminated from all areas of the Company, including marketing, development and administrative areas. Such changes resulted from the Company's adoption of a new strategic direction and included a 12% reduction in the number of Company employees. Restructuring charges are comprised of $1,393,000 related to severance costs and $209,000 related to non-cash items. As of January 31, 1999, all cash charges related to severance costs have been paid.

     Additional restructuring charges in the amount of $253,000 were incurred as a result of the Company's decision to downsize operations in its subsidiary in France. This action was taken to better align operating expenses with recent revenue trends in France and to allow for increased investment of funds in the domestic market. Such charges included severance payments to terminated employees and costs associated with the abandonment of the current facility lease. Of the total charges, $102,000 remained unpaid as of January 31 1999 and is recorded in other accrued liabilities.

                             INFERENCE CORPORATION

                               JANUARY 31, 1999


11.  LITIGATION

     In July, 1998, the Company and ServiceSoft Corporation ("ServiceSoft") agreed to settle their litigation, entitled Inference Corporation v. ServiceSoft Corporation (Civil Case No. C97-03414 MJJ), in the United States District Court-Northern District of California in San Jose, under which the Company had claimed patent and copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. Subsequently, ServiceSoft had denied those charges and had filed a counterclaim claiming intentional interference with prospective business interest, trade defamation and unfair competition. As part of the settlement, the Company granted ServiceSoft a patent license. Under the terms of the settlement, the parties executed mutual releases and dismissed all claims and counterclaims asserted in the litigation.

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

                                        INFERENCE CORPORATION

Date: April 29, 1999                    By:  /s/ Mark A. Wolf
                                             ---------------------------
                                             Mark A. Wolf
                                             Chief Financial Officer
                                             and Senior Vice President

POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles W. Jepson and Mark A. Wolf, and each of them, his attorneys-in fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or substitutes may do or cause to be done by virtue hereof.

   Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles W. Jepson     Chief Executive Officer (Principal          April 29, 1999
------------------------
   (Charles W. Jepson)    Executive Officer), President and Director

/s/ Mark A. Wolf          Chief Financial Officer (Principal          April 29, 1999
------------------------
   (Mark A. Wolf)         Financial and Accounting Officer),

/s/ Louis C. Cole III     Director                                    April 29, 1999
------------------------
   (Louis C. Cole III)

/s/ C. Scott Gibson       Director                                    April 29, 1999
------------------------
   (C. Scott Gibson)

/s/ John J. Katsaros      Director                                    April 29, 1999
------------------------
   (John J. Katsaros)

/s/ Raymond A. Smelek     Director                                    April 29, 1999
------------------------
   (Raymond A. Smelek)

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

  10.1*         The Amended and Restated Inference Corporation 1993 Stock Option Plan and forms of agreement thereunder. (1)
  10.2*         The Registrant's Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified
                 Stock Option Plan and forms of agreements thereunder. (1)
  10.3          Not used
  10.4*         The Amended and Restated Inference Corporation 1993 Stock Option Plan (6)
  10.5*         The Inference Corporation Amended Employee Stock Purchase Plan. (6)
  10.6          The Inference Corporation 1998 Non-Management Stock Option Plan. (6)
  10.7          Settlement Agreement dated as of August 16, 1998 between the Registrant and William D. Griffin (6)
  10.8          Not used
  10.9          Not used
 10.10          Technology Transfer and License Agreement dated as of May 1, 1995 between the Registrant and Brightware. (1)
 10.11          Not used
 10.12*         Executive Employment Agreement effective as of March 4, 1998 between the Registrant and Charles W. Jepson. (5)
 10.13*         Amendment No. 1 to Registrant's Amended and Restated 1993 Stock Option Plan dated
                 February 14, 1996 (incorporated by reference to Exhibit 10.2 to the July 8, 1996 Form 8-K).
 10.14*         Amendment No. 2 to Registrant's Amended and Restated 1993 Stock Option Plan dated
                 March 28, 1996 (incorporated by reference to Exhibit 10.3 to the July 8, 1996 Form 8-K).
 10.15*         Consulting Agreement effective as of April 1, 1998 between the Registrant and Peter R. Tierney, as amended by the First Amendment To Consulting Agreement dated April 24, 1998. (5)
 10.16          Not used.
 10.17          Knowledge-Pak Reseller License Agreement dated May 1, 1994 between the Registrant and
                 ServiceWare, Inc. (1)
 10.18 - 10.20  Not used
 10.21          Distributorship and Licensing Agreement dated June 20, 1988 between the Registrant and
                 Nichimen Corporation, and Adenda thereto. (1)
 10.22          Not used
 10.23          Golden Gate Plaza Full Service Lease dated October 14, 1994 between Novato Gateway
                 Associates and the Registrant. (1)
 10.24 - 10.26  Not used

                                                                                                                      SEQUENTIAL
                                                                                                                         PAGE
EXHIBIT NO.     DESCRIPTION                                                                                             NUMBER
-----------     -----------                                                                                             ------
10.27           Agreement and Plan of Reorganization dated August 13, 1996 among Quarterdeck Corporation, Limbex
                 Corporation, the Registrant and the other shareholders of Limbex Corporation named therein. (2)
10.28           License Agreement dated January 31, 1994 between the Registrant and International Business
                 Machines Corporation, together with amendments thereto. (1)
10.29           Software License, Customization and Maintenance Agreement dated April 28, 1995 between the
                 Registrant and Bank of America National Trust and Savings Association. (1)
10.30           Not used
10.31           Agreement G 16187 D for the Procurement of License and Maintenance of Software and
                 Software Development dated February 1, 1991 between the Registrant and American Telephone and Telegraph Company, together with amendments and related order agreements thereto. (2)
10.32           Agreement for Underleases dated March 1, 1995 between the Registrant and Digital Equipment
                 Co. Limited (lease for the facility in the United Kingdom). (1)
10.33           Technology License Agreement dated May 9, 1995 between the Registrant and Limbex
                 Corporation. (1)
10.34           Software License and Maintenance Agreement dated September 22,1995 between the
                 Registrant and ICL Sorbus UK Limited. (2)
10.35           License and Consulting Agreements dated March 30, 1995 between the Registrant and Gateway 2000. (2)
10.36 - 10.37   Not used
10.38*          Indemnification Agreement dated March 13, 1998 between the Registrant and Mark A. Wolf. (5)
10.39*          Indemnification Agreement dated March 13, 1998 between the Registrant and Philip Padfield. (5)
10.40*          Indemnification Agreement dated November 16, 1998 between the Registrant and Nobuo Akika. (6)
10.41*          Indemnification Agreement dated November 16, 1998 between the Registrant and Steven Gal. (6)
10.42*          Indemnification Agreement dated March 13, 1998 between the Registrant and Charles W. Jepson. (5)
10.43*          Indemnification Agreement dated March 13, 1998 between the Registrant and Ralph Barletta. (5)
10.44*          Indemnification Agreement dated February 7, 1997 between the Registrant and Glen D. Vondrick. (4)
10.45*          Indemnification Agreement dated November 16, 1998 between the Registrant and Greg Pappas. (6)
10.46           Not used
10.47*          Indemnification Agreement dated August 21, 1995 between the Registrant and Scott Gibson. (2)

21.1            Subsidiaries of the Registrant. (4)

23.1            Consent of Independent Auditors. (6)

27.1            Financial Data Schedule. (6)

____________________________________

* Denotes a compensation plan or other agreement under which directors or executive officers may participate.

(1) Incorporated by reference to Exhibit of same number to the Registrant's Registration Statement on Form S-1, as amended (file no. 33-92386) on file with the Securities and Exchange Commission.
(2) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
(3) Incorporated by reference to Exhibit of same number to the Registrant's Current Report on Form 8-K dated November 25, 1996.
(4) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
(5) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
(6)  Filed herewith.