Form 10-Q
period 1999-04-30
INFERENCE CORP /CA/
filed 1999-06-14
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------


                                 FORM 10-Q

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the quarterly period ended                  Commission File Number
            April 30, 1999                                 0-26334
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


  As of June 7, 1999, there were 6,782,922 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 535,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.





--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -1-                          June 11, 1999

                              INFERENCE CORPORATION

                                      Index


                                                                        Page
                                                                        ----
Part I    FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
             at April 30, 1999 and January 31, 1999....................... 3

          Condensed Consolidated Statements of Operations for the
             Three Months Ended April 30, 1999 and 1998................... 4

          Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended April 30, 1999 and 1998................... 5

          Notes to Condensed Consolidated Financial Statements............ 7

ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......21


Part II   OTHER INFORMATION

ITEM 1.   Legal Proceedings...............................................23

ITEM 2.   Changes in Securities...........................................23

ITEM 3.   Defaults upon Senior Securities.................................23

ITEM 4.   Submission of Matters to a Vote of Security Holders.............23

ITEM 5.   Other Information...............................................23

ITEM 6.   Exhibits and Reports on Form 8-K................................23

          Signature.......................................................24





--------------------------------------------------------------------------------
 Inference Corporation (Form 10-Q)    -2-                          June 11,1999

                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                April 30,         January 31,
                                                                  1999               1999
                                                              ------------       ------------
ASSETS
Current assets:
 Cash and cash equivalents................................    $ 23,531,000       $ 25,761,000
 Accounts receivable, net.................................       7,208,000          7,063,000
 Other current assets.....................................         977,000            884,000
                                                              ------------       ------------
  Total current assets....................................      31,716,000         33,708,000
Property and equipment, net...............................       1,569,000          1,607,000
Intangible assets, net....................................       1,067,000                 --
Other assets..............................................          57,000             60,000
                                                              ------------       ------------
                                                              $ 34,409,000       $ 35,375,000
                                                              ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.........................................    $    578,000       $    819,000
 Accrued salaries and related items.......................       1,651,000          1,764,000
 Other accrued liabilities................................       3,733,000          3,392,000
 Deferred revenue.........................................       4,393,000          4,642,000
                                                              ------------       ------------
  Total current liabilities...............................      10,355,000         10,617,000


Shareholders' equity:
 Common stock.............................................          73,000             70,000
 Additional paid-in capital...............................      47,658,000         46,328,000
 Accumulated deficit......................................     (23,366,000)       (21,312,000)
 Accumulated other comprehensive loss.....................        (311,000)          (328,000)
                                                              ------------       ------------
  Total shareholders' equity..............................      24,054,000         24,758,000
                                                              ------------       ------------
                                                              $ 34,409,000       $ 35,375,000
                                                              ============       ============


                            See accompanying notes.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -3-                          June 11, 1999

                             INFERENCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                 Three Months Ended April 30,
                                                 ---------------------------

                                                     1999           1998
                                                 ------------   ------------

Revenues:
    Products ...................................  $ 3,077,000    $ 3,075,000
    Services....................................    3,317,000      3,274,000
                                                 ------------   ------------
        Total revenues..........................    6,394,000      6,349,000

Operating costs and expenses:
    Cost of product revenues....................      158,000        217,000
    Cost of service revenues....................    1,684,000      1,839,000
    Product development.........................    1,447,000      1,065,000
    Sales and marketing.........................    3,922,000      3,733,000
    General and administrative..................      829,000      1,201,000
    Acquisition related.........................      677,000             --
    Restructuring...............................           --      1,321,000
                                                 ------------   ------------
        Total operating costs and expenses......    8,717,000      9,376,000
                                                 ------------   ------------
Loss from operations............................   (2,323,000)    (3,027,000)
Interest income.................................      279,000        326,000
Other (expense) income, net.....................      (10,000)        48,000
                                                 ------------   ------------

Net loss........................................ $ (2,054,000)  $ (2,653,000)
                                                 ============   ============


Basic and diluted net loss per share............    $   (0.29)     $   (0.36)
                                                 ============   ============

Shares used in computing basis and diluted
   net loss per share...........................    7,053,000      7,446,000
                                                 ============   ============







                             See accompanying notes.

--------------------------------------------------------------------------------
 Inference Corporation (Form 10-Q)    -4-                          June 11,1999

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                            Three Months Ended April 30,
                                                           --------------------------------
                                                                1999             1998
                                                           ---------------  ---------------
Cash flows from operating activities:
 Net loss................................................     $(2,054,000)     $(2,653,000)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
   Acquired in-process research and development..........         450,000               --
   Depreciation and amortization.........................         320,000          248,000
   Stock based compensation expense......................              --           80,000
   Changes in operating assets and
    liabilities:
     Accounts receivable.................................        (140,000)         332,000
     Other current assets................................         (86,000)         462,000
     Other assets........................................           4,000           92,000
     Accounts payable....................................        (248,000)          73,000
     Accrued salaries and related items..................        (131,000)        (222,000)
     Other accrued liabilities...........................           1,000          556,000
     Deferred revenue....................................        (249,000)        (558,000)
                                                              -----------      -----------
 Net cash used in operating activities...................      (2,133,000)      (1,590,000)

Cash flows from investing activities:
 Net cash paid for acquisition of Verix Software.........         (84,000)              --
 Purchases of property and equipment.....................        (257,000)        (221,000)
                                                              -----------      -----------
 Net cash used in investing activities...................        (341,000)        (221,000)

Cash flows from financing activities:
 Net proceeds from issuance of common stock..............         227,000           14,000
 Repurchase of common stock..............................              --         (599,000)
                                                              -----------      -----------
 Net cash provided by (used in) financing activities.....         227,000         (585,000)
                                                              -----------      -----------

Effect of exchange rate differences on cash..............          17,000          (85,000)
                                                              -----------      -----------

Net decrease in cash and cash equivalents................      (2,230,000)      (2,481,000)
Cash and cash equivalents at beginning of period.........      25,761,000       28,010,000
                                                              -----------      -----------

Cash and cash equivalents at end of period...............     $23,531,000      $25,529,000
                                                              ===========      ===========



                            See accompanying notes.




--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -5-                          June 11, 1999

                             INFERENCE CORPORATION

                                  (Unaudited)


                                                             Three Months Ended April 30,
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Supplemental disclosure of cash flow information:
 Income taxes paid during the period...................      $      6,000    $     68,000
                                                             ============    ============

Supplemental disclosure of noncash investing
 Transactions:
In connection with the acquisition of Verix Software
 (Note 6), the following noncash transactions occurred
  Fair value of assets acquired........................      $  1,571,000              --
  Issuance of common stock.............................        (1,106,000)             --
  Cash paid............................................          (100,000)             --
  Accrued acquisition costs............................          (281,000)             --
                                                             ------------    ------------

Liabilities assumed....................................      $     84,000    $         --
                                                             ============    ============



                            See accompanying notes.




--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -6-                          June 11, 1999

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999, included in the Annual Report on Form 10-K. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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





--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -7-                          June 11, 1999

                             INFERENCE CORPORATION

                                  (Unaudited)


3.  Net Loss Per Share

    Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period.
Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options and warrants.

    Options to purchase approximately 2,253,000 shares and 1,652,000 shares of common stock were outstanding at April 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. Such stock options could have a dilutive effect in future periods. In addition, the diluted net loss per share at April 30, 1998 does not include the common stock equivalent effect of 22,000 shares of common stock which could have been issued under outstanding warrants.

    The following table sets forth the computation of basic and diluted net loss per common share for the three months ended April 30, 1999 and 1998 (in thousands, except per share information):

                                                         1999              1998
                                                     -------------     -------------
Numerator:
Net loss...........................................  $      (2,054)    $      (2,653)
                                                     -------------     -------------

Denominator:
 Denominator for basic net loss per
 common share - weighted-average shares
 outstanding.......................................          7,053             7,446
                                                     -------------     -------------

 Effect of dilutive securities:
    Stock options and warrants.....................             --                --
                                                     -------------     -------------
    Dilutive potential common shares...............             --                --
                                                     -------------     -------------

 Denominator for diluted net loss per
 Common share - adjusted weighted-average
 Shares for assumed conversions....................          7,053             7,446
                                                     =============     =============

Basic and diluted net loss per share...............  $       (0.29)    $       (0.36)
                                                     =============     =============





--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -8-                          June 11, 1999

                             INFERENCE CORPORATION

                                  (Unaudited)


4.  New Accounting Pronouncements

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

    SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that the adoption of this SOP will have a significant effect on its results of operations or financial position.

5.  Comprehensive Income

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This statement requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The following table reconciles the net loss as reported to comprehensive loss under the provisions of SFAS 130 for the three months ended April 30, 1999 and 1998 (In thousands):

                                                    Three Months Ended April 30,
                                                    ---------------------------
                                                        1999           1998
                                                    -------------  ------------
Comprehensive loss:
Net loss..........................................  $      (2,054) $     (2,653)
Other comprehensive income (loss):
 Foreign currency translation adjustments.........             17           (85)
                                                    -------------  ------------

   Total comprehensive loss.......................  $      (2,037) $     (2,738)
                                                    -------------  ------------




--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)     -9-                          June 11, 1999

                             INFERENCE CORPORATION

                                  (Unaudited)


6. Business Acquisition

   On April 30, 1999, the Company acquired all of the outstanding capital stock of Verix Software ("Verix"), a privately held developer of Web direct sales applications for e-commerce companies, for approximately $1,487,000. The results of Verix' operations have been combined with those of the Company since the date of acquisition.

   The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following:

     Cash...........................................$   100,000
     Inference common stock.........................  1,106,000
     Acquisition costs..............................    281,000
                                                    -----------
                                                    $ 1,487,000
                                                    ===========


   Certain items affecting the purchase price allocation are preliminary. The aggregate purchase price was preliminarily allocated to the fair values of the assets and liabilities acquired as follows:


     Tangible assets                                $    54,000
     In-process research and development.............   450,000
     Developed technology............................   400,000
     Goodwill........................................   567,000
     Workforce.......................................   100,000
     Liabilities assumed.............................   (84,000)
                                                     ----------
                                                     $1,487,000
                                                     ==========

  A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

  At the time of the acquisition, the value of in-process research and development was comprised of on-going projects relating to the design and development of an Internet Relationship Commerce (IRC) software solution. The acquired in-process research and development was valued at $450,000 by an independent appraiser. The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products. These cash flows were discounted back to their net present value at appropriate risk adjusted rates. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. This valuation was predicated on the determination that the developmental projects at the time of acquisition were not technologically feasible and had no future alternative use. This assumption was based on the anticipated effort required to bring the acquired technologies to technological feasibility as illustrated by the fact that Verix had not completed coding, alpha testing, or beta documentation for the technologies related to the projects and that the technologies of the projects have no alternative use other than as a part of the software application which was not yet complete. This value is attributable solely to the development efforts completed as of the acquisition date.

  The Company anticipates that products using the acquired in-process technology will be generally released during the third quarter of fiscal 2000. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. If these projects fail to develop commercial products, based on the acquired in-process technology, and are not successfully completed, the sales and profitability of Inference may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -10-                          June 11, 1999

                             INFERENCE CORPORATION

                                  (Unaudited)


6.  Business Acquisition (Continued)

    The total amount allocated to developed technology and goodwill is being amortized on a straight-line basis over a period of five years from the date of acquisition. The amount allocated to workforce is being amortized on a straight-line basis over a period of two years.

  Unaudited proforma combined results of operations for the three months ended April 30, 1999 and 1998 have been prepared as if the acquisition occurred at the beginning of each period.

                                                          Three Months Ended April 30,
                                                         -----------------------------
                                                             1999              1998
                                                         -----------       -----------
Total revenue............................................$ 6,394,000       $ 6,349,000
                                                         ===========       ===========
Net loss.................................................$(2,232,000)      $(3,383,000)
                                                         ===========       ===========
Basic and diluted net loss per share.....................$     (0.31)      $     (0.44)
                                                         ===========       ===========


7.  Restructuring Costs

    During the quarter ended April 30, 1998, the Company recorded restructuring charges, primarily related to severance costs, in the amount of $1.3 million, as a result of a reduction in force and personnel changes in the Company's executive management team. Employees were terminated from all areas of the Company, inlcuding the marketing, development and administrative areas. Such changes resulted from the Company's adoption of a new strategic direction and included a 12% reduction in the number of Company employees. Additional restructuring charges totaling $253,000 were recorded in July 1998 as a result of the Company's decision to downsize operations in its subsidiary in France.
Of the total charges, $76,000 and $170,000 remained unpaid at April 30, 1999 and 1998, respectively.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -11-                          June 11, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of Securities Exchange Act of 1934. Such forward-looking statements are subject to certain risks, trends and uncertainties; thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the size and timing of customer orders for product licenses; timely release and acceptance of new products, including the Company's recently announced k-Commerce Support suite of products; ability to attract, train and retain key personnel; ability to acquire and integrate new entities; dependence on partner relationships and products; ability to control costs; and competitive actions in the marketplace. These business factors and others are discussed further in the section of this Form 10-Q entitled "Year 2000 Compliance," "Additional Factors That May Affect Future Results," and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K and any Current Reports on Form 8-K filed by the Company.

  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


Three months ended April 30, 1999 and April 30, 1998

  The following table sets forth the percentages that certain statement of operations items are to total revenues for the three months ended April 30, 1999 and 1998:


                                              Three months
                                             ended April 30,
                                          ---------------------
                                            1999         1998
                                          --------     --------

Revenues:
  Products                                      48%          48%
  Services                                      52%          52%
                                          --------     --------
    Total                                      100%         100%
Operating costs and expenses:
  Products                                       2%           3%
  Services                                      26%          29%
  Product development                           23%          17%
  Selling and marketing                         61%          59%
  General and administrative                    13%          19%
  Acquisition related                           11%          --
  Restructuring                                 --           21%
                                          --------     --------
    Total                                      136%         148%
                                          --------     --------
Loss from operations                           (36%)        (48%)
                                          ========     ========

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



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -12-                          June 11, 1999

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

  Total revenues increased to $6,394,000 in the three months ended April 30, 1999 from $6,349,000 in the three months ended April 30, 1998, representing a 1% increase. During the three month period ended April 30, 1998, one customer accounted for 13% of total revenues.

  Total revenues from the Americas operations increased to $3,933,000 in the three months ended April 30, 1999 from $3,708,000 in the three months ended April 30, 1998, representing a 6% increase. Total international revenues decreased to $2,461,000 in the three months ended April 30, 1999 from $2,641,000 in the three months ended April 30, 1998, representing a 7% decrease. Total international revenues for the three months ended April 30, 1999 and April 30, 1998 represented 38% and 42% of total revenues, respectively. The Company currently has subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and has relationships with 22 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international operations and, consequently, the Company's results of operations and financial condition.

Product Revenues

  Product revenues increased to $3,077,000 in the three months ended April 30, 1999 from $3,075,000 in the three months ended April 30, 1998, representing an increase of less than 1%. Product revenues represented 48% of total revenues for the three months ended April 30, 1999 and April 30, 1998. During each of the three month periods ended April 30, 1999 and 1998, one customer accounted for 16% and 27% of total product revenues, respectively.

  Product revenues from the Americas operations decreased to $1,856,000 in the three months ended April 30, 1999 from $1,892,000 in the three months ended April 30, 1998, representing a 2% decrease. International product revenues increased to $1,221,000 in the three months ended April 30, 1999 from $1,183,000 in the three months ended April 30, 1998, representing a 3% increase.

Service Revenues

  Total service revenues increased to $3,317,000 in the three months ended April 30, 1999 from $3,274,000 in the three months ended April 30, 1998, representing a 1% increase.

  Service revenues from the Americas operations increased to $2,077,000 in the three months ended April 30, 1999 from $1,816,000 in the three months ended April 30, 1998, representing a 14% increase. The increase was primarily due to increased maintenance revenues. International service revenues decreased to $1,240,000 in the three months ended April 30, 1999 from $1,458,000 in the three months ended April 30, 1998, representing a 15% decrease. The decrease primarily resulted from a decline in consulting revenues attributable to decreased headcount in the international professional services operations.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -13-                          June 11, 1999

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, decreased to $158,000 in the three months ended April 30, 1999 from $217,000 in the three months ended April 30, 1998, representing a 27% decrease. The gross margin on product revenues was 95% and 93% for the three months ended April 30, 1999 and April 30, 1998, respectively.

  As part of its development of the k-Commerce product line, the Company intends to incorporate certain third party technology into its products, allowing the Company to focus on providing quality, performance and functionality in its knowledge based technology. To the extent that the Company is required to pay royalties to these third parties, the gross margin on product revenues will decrease accordingly.

Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,684,000 in the three months ended April 30, 1999 from $1,839,000 in the three months ended April 30, 1998, representing an 8% decrease. The gross margin on service revenues was 49% and 44% for the three months ended April 30, 1999 and April 30, 1998, respectively. The gross margin on service revenues was slightly higher than the prior year quarter as a result of a greater percentage of the services business coming from the Company's maintenance support business, which earns a higher gross margin than the professional services business. It is expected that the gross margin on service revenues will continue to vary, depending on the revenue mix of professional services and maintenance support.

Product Development

  Product development expense consists primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of the Company's products. Product development expenses increased to $1,447,000 in the three months ended April 30, 1999 from $1,065,000 in the three months ended April 30, 1998, representing a 36% increase. Product development expense as a percentage of total revenues was 23% and 17% for the three months ended April 30, 1999 and April 30, 1998, respectively. The increase was primarily due to the growth of the product development organization to expand on the Company's k-Commerce product suite.

  The Company believes that continued commitment to product development will be required for the Company's k-Commerce products to obtain a competitive advantage. Accordingly, the Company intends to allocate increasing resources to product research and development. Such expenses may vary as a percentage of total revenues.

Sales and Marketing

  Sales and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Sales and marketing expense increased to $3,922,000 in the three months ended April 30, 1999 from $3,733,000 in the three months ended April 30, 1998, representing a 5% increase. Sales and marketing expense as a percentage of total revenues was 61% and 59% for the three months ended April 30, 1999 and April 30, 1998, respectively.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -14-                          June 11, 1999

General and Administrative

  General and administrative expense consists of the personnel costs for finance and accounting, human resources, information systems and general management of the Company. General and administrative expense decreased to $829,000 in the three months ended April 30, 1999 from $1,201,000 in the three months ended April 30, 1998, representing a 31% decrease. General and administrative expense as a percentage of total revenues was 13% and 19% for the three months ended April 30, 1999 and April 30, 1998, respectively. The decrease in general and administrative expense primarily resulted from significant legal fees incurred during the three months ended April 30, 1998 associated with the ServiceSoft litigation, which was settled in July 1998. In addition, general and administrative expense in the three months ended April 30, 1999 were reduced by reimbursement of legal fees by the Company's insurance carrier.

Acquisition Related


  A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

  At the time of the acquisition, the value of in-process research and development was comprised of on-going projects relating to the design and development of an Internet Relationship Commerce (IRC) software solution. The acquired in-process research and development was valued at $450,000 by an independent appraiser. The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such products. These cash flows were discounted back to their net present value at appropriate risk adjusted rates. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. This valuation was predicated on the determination that the developmental projects at the time of acquisition were not technologically feasible and had no future alternative use. This assumption was based on the anticipated effort required to bring the acquired technologies to technological feasibility as illustrated by the fact that Verix had not completed coding, alpha testing, or beta documentation for the technologies related to the projects and that the technologies of the projects have no alternative use other than as a part of the software application which was not yet complete. This value is attributable solely to the development efforts completed as of the acquisition date.

  The Company anticipates that products using the acquired in-process technology will be generally released during the third quarter of fiscal 2000. The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. If these projects fail to develop commercial products, based on the acquired in-process technology, and are not successfully completed, the sales and profitability of Inference may be adversely affected in future periods. Additionally, the value of other intangible assets may become impaired.

Restructuring

  During the quarter ended April 30, 1998, the Company recorded restructuring charges, primarily related to severance costs, in the amount of $1.3 million, as a result of a reduction in force and personnel changes in the Company's executive management team. Employees were terminated from all areas of the Company, inlcuding the marketing, development and administrative areas. Such changes resulted from the Company's adoption of a new strategic direction and included a 12% reduction in the number of Company employees. Additional restructuring charges totaling $253,000 were recorded in July 1998 as a result of the Company's decision to downsize operations in its subsidiary in France.
Of the total charges, $76,000 and $170,000 remained unpaid at April 30, 1999 and 1998, respectively.

Other Income, Net

  Other income and expense, net, primarily interest income, decreased to $269,000 in the three months ended April 30, 1999 from $374,000 in the three months ended April 30, 1998, representing a 28% decrease. The decrease was primarily due to a decrease in interest income resulting from a reduction in cash and cash equivalents.




--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -15-                          June 11, 1999

Liquidity and Capital Resources

  Cash and cash equivalents at April 30, 1999 were $23,531,000, a decrease of $2,230,000 since January 31, 1999. Working capital at April 30, 1999 was $21,361,000.

  Net cash used in operating activities amounted to $2,133,000 during the three months ended April 30, 1999, as compared to net cash used in operating activities of $1,590,000 during the three months ended April 30, 1998.

  Investing activities for the three months ended April 30, 1999 included $257,000 for purchases of property and equipment and $84,000 related to the acquisition of Verix Software. The Company had no significant capital commitments as of April 30, 1999.

  Cash provided by financing activities for the three months ended April 30, 1999 included $227,000 for the issuance of 80,000 shares of the Company's common stock.

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


Year 2000 Compliance

  Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. Inference has completed a Year 2000 compliance review for all products released through April 30, 1999. The Company does not anticipate that addressing the Year 2000 problem for its products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

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

  Year 2000 issues may also affect the computer systems used internally by the Company to manage and operate its business. The Company is currently in the process of testing and evaluating all internal hardware systems and software applications, both domestically and internationally, to determine that they are compliant with the Year 2000. To date the Company has not incurred and does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -16-                          June 11, 1999
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



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -17-                          June 11, 1999

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



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -18-                          June 11, 1999
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

  Risks Associated with the Acquisition of Verix. The managements of the Company and Verix have entered into an acquisition agreement with the expectation that the acquisition will result in beneficial synergies for the Company and Verix. Achieving the anticipated benefits of the acquisition will depend in part upon whether the integration of the two companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. There are numerous risks associated with the acquisition, which include, but are not limited to, (i) potential difficulties in integration of the two companies' operations; (ii) the risk of diverting management's attention from normal daily operations of the business; (iii) potential difficulties in completing projects associated with in-process research and development; (iv) risks of entering a market where the Company has no direct prior experience and where competitors in such markets have stronger market positions; and (v) the potential loss of key employees of the acquired company. Acquisitions of high-technology companies are inherently risky and no assurance can be given that the integration of the two companies' businesses will be successful. Failure to successfully accomplish the integration of the two companies' businesses could have a material adverse effect on the combined company's business, financial condition or results of operations.

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



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -19-                          June 11, 1999
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

  Dependence on Service Revenues. Service revenues represented 52% of total revenues for the quarters ended April 30, 1999 and 1998. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and operating results. Additionally, service revenues depend in part on ongoing renewals of support contracts by the Company's customers, some of which may not renew their support contracts. If service revenues are lower than anticipated, the Company's business, financial condition and operating results could be materially adversely affected.

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




--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -20-                          June 11, 1999
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


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -21-                          June 11, 1999
known at this time. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion. The Company has not yet completed its evaluation of the impact of the Euro conversion on its functional currency designations.

  Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments. The Company invests, by policy, its excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and limits the amount of credit exposure to any one issuer. At April 30, 1999, the Company's investments consisted primarily of funds contained in money market accounts.

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

  The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of foreign exchange rate fluctuations on the Company in the quarter ended April 30, 1999 was not material.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -22-                          June 11, 1999

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

ITEM 5.   Other Information

  None.

ITEM 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits required by Item 601 of Regulation S-K

           Exhibit
            Number      Exhibit
            ------      -------

              27        Financial Data Schedule

  (b)  Reports on Form 8-K

       On May 17, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on April 30, 1999 the Company acquired all of the outstanding capital stock of Verix Software.



--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -23-                          June 11, 1999

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Inference Corporation



                                 /s/ MARK A. WOLF
                                 ----------------
                                 MARK A. WOLF
                                 Vice President,
                                 Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                                 Dated:  June 11, 1998





--------------------------------------------------------------------------------
Inference Corporation (Form 10-Q)    -24-                          June 11, 1999