Form 10-Q
period 1999-07-31
INFERENCE CORP /CA/
filed 1999-09-14
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         _____________________________



                                   FORM 10-Q

    (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the quarterly period ended                  Commission File Number
           July 31, 1999                                    0-26334

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

  Yes   x    No ___
       ---


As of September 3, 1999, there were 7,062,826 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 535,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.

                             INFERENCE CORPORATION

                                     Index


                                                                                                            Page
                                                                                                            ----
PART 1.       FINANCIAL INFORMATION

ITEM 1.       Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets at
                July 31, 1999 and January 31, 1999..............................................             3

              Condensed Consolidated Statements of Operations for the Three and
                Six Months Ended July 31, 1999 and 1998.........................................             4

              Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended July 31, 1999 and 1998.........................................             5

              Notes to Condensed Consolidated Financial Statements..............................             7

ITEM 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................................            12

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk........................            27


Part II       OTHER INFORMATION

ITEM 1.       Legal Proceedings.................................................................            29

ITEM 2.       Changes in Securities.............................................................            29

ITEM 3.       Defaults upon Senior Securities...................................................            29

ITEM 4.       Submission of Matters to a Vote of Security Holders...............................            29

ITEM 5.       Other Information.................................................................            29

ITEM 6.       Exhibits and Reports on Form 8-K..................................................            29

              Signature.........................................................................            31

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                                                     July 31,            January 31,
                                                                                       1999                  1999
                                                                                 ---------------       ---------------
ASSETS
Current assets:
  Cash.......................................................................     $   21,204,000        $   25,761,000
  Accounts receivable, net...................................................          5,927,000             7,063,000
  Other current assets.......................................................            727,000               433,000
                                                                                 ---------------       ---------------
    Total current assets.....................................................         27,858,000            33,257,000

Property and equipment, net..................................................          1,554,000             1,607,000
Intangible assets, net.......................................................          1,006,000                    --
Other assets.................................................................            483,000               511,000
                                                                                 ---------------       ---------------
                                                                                  $   30,901,000        $   35,375,000
                                                                                 ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable........................................................            715,000               819,000
     Accrued salaries and related items......................................          2,222,000             2,371,000
     Other accrued liabilities...............................................          2,143,000             2,785,000
     Deferred revenue........................................................          3,689,000             4,642,000
                                                                                 ---------------       ---------------
        Total current liabilities............................................          8,769,000            10,617,000


Shareholders' equity:
     Common stock............................................................             76,000                70,000
     Additional paid-in capital..............................................         48,478,000            46,328,000
     Accumulated deficit.....................................................        (26,050,000)          (21,312,000)
     Accumulated other comprehensive loss....................................           (372,000)             (328,000)
                                                                                 ---------------       ---------------
        Total shareholders' equity...........................................         22,132,000            24,758,000
                                                                                 ---------------       ---------------
                                                                                  $   30,901,000        $   35,375,000
                                                                                 ===============       ===============

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                Three Months Ended                         Six Months Ended
                                                                     July 31,                                  July 31,
                                                        ----------------------------------        ---------------------------------
                                                             1999               1998                    1999              1998
                                                        ---------------    ---------------        ---------------   ---------------
Revenues:
  Products..........................................     $    2,132,000     $    4,118,000         $    5,209,000    $    7,193,000
  Services..........................................          3,374,000          3,394,000              6,691,000         6,668,000
                                                        ===============    ===============        ===============   ===============
    Total revenues..................................          5,506,000          7,512,000             11,900,000        13,861,000

Operating costs and expenses:
  Cost of product revenues..........................            247,000            161,000                405,000           378,000
  Cost of service revenues..........................          1,698,000          1,723,000              3,382,000         3,562,000
  Product development...............................          1,942,000          1,437,000              3,389,000         2,502,000
  Sales and marketing...............................          3,540,000          3,738,000              7,462,000         7,471,000
  General and administrative........................            946,000          1,046,000              1,775,000         2,247,000
  Amortization of intangible assets.................             61,000                 --                 61,000                --
  Acquisition related...............................                 --                 --                677,000                --
  Restructuring.....................................                 --            253,000                     --         1,574,000
                                                        ---------------    ---------------        ---------------   ---------------
    Total operating costs and expenses..............          8,434,000          8,358,000             17,151,000        17,734,000
                                                        ===============    ===============        ===============   ===============
Loss from operations................................         (2,928,000)          (846,000)            (5,251,000)       (3,873,000)

Interest income.....................................            257,000            330,000                536,000           656,000
Other expenses......................................            (13,000)           (88,000)               (23,000)          (40,000)
                                                        ---------------    ---------------        ---------------   ---------------
Net loss............................................     $   (2,684,000)    $     (604,000)        $   (4,738,000)   $   (3,257,000)
                                                        ===============    ===============        ===============   ===============

Net loss per share..................................     $        (0.36)    $        (0.08)        $        (0.65)   $        (0.44)
                                                        ===============    ===============        ===============   ===============
Shares used in computing basic and diluted
     net loss per share.............................          7,447,000          7,242,000              7,254,000         7,342,000
                                                        ===============    ===============        ===============   ===============

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                       Six Months Ended July 31,
                                                                                --------------------------------------
                                                                                      1999                  1998
                                                                                ----------------       ---------------
Cash flows from operating activities:
 Net loss..................................................................      $    (4,738,000)       $   (3,257,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Acquired in-process research and development.............................              450,000                    --
  Depreciation and amortization............................................              695,000               560,000
  Stock based compensation expense.........................................                   --                80,000
  Changes in operating assets and liabilities, net of effects from acquisition of Verix Software:
      Accounts receivable..................................................            1,141,000              (246,000)
      Other current assets.................................................             (286,000)              472,000
      Other assets.........................................................               28,000                44,000
      Accounts payable.....................................................             (111,000)                1,000
      Accrued salaries and related items...................................             (168,000)               16,000
      Other accrued liabilities............................................             (981,000)              996,000
      Deferred revenue.....................................................             (953,000)             (102,000)
                                                                                ----------------       ---------------
 Net cash used in operating activities.....................................           (4,923,000)           (1,436,000)
                                                                                ----------------       ---------------

Cash flows from investing activities:
    Net cash paid for acquisition of Verix Software........................              (84,000)                   --
    Purchases of property and equipment, net...............................             (556,000)             (305,000)
                                                                                ----------------       ---------------
Net cash used in investing activities......................................             (640,000)             (305,000)
                                                                                ----------------       ---------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock.............................            1,050,000               249,000
    Repurchase of common stock.............................................                   --            (2,025,000)
                                                                                ----------------       ---------------
Net cash provided by (used in) financing activities........................            1,050,000            (1,776,000)
                                                                                ================       ===============

Effect of exchange rate differences on cash....................................          (44,000)             (112,000)
                                                                                ================       ===============

Net decrease in cash and cash equivalents......................................       (4,557,000)           (3,629,000)
Cash and cash equivalents at beginning of period...............................       25,761,000            28,010,000
                                                                                ================       ===============
Cash and cash equivalents at end of period.....................................  $    21,204,000        $   24,381,000
                                                                                ================       ===============



                            See accompanying notes.

                             INFERENCE CORPORATION

                                  (Unaudited)


                                                                                       Six Months Ended July 31,
                                                                                 -------------------------------------
                                                                                       1999                 1998
                                                                                 ---------------       ---------------
Supplemental disclosure of cash flow information:
  Income taxes paid during the period.......................................      $       25,000        $       89,000
                                                                                 ===============       ===============
Supplemental disclosure of investing transactions:
  In connection with the acquisition of Verix Software (Note 6), the following transactions occurred:
           Fair value of assets acquired....................................      $    1,571,000        $           --
           Issuance of common stock.........................................          (1,106,000)                   --
           Cash paid........................................................            (100,000)                   --
           Accrued acquisition costs........................................            (281,000)                   --
                                                                                 ---------------       ---------------
  Liabilities assumed.......................................................      $       84,000        $           --
                                                                                 ===============       ===============



                            See accompanying notes.

                             INFERENCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999, included in the Annual Report on Form 10-K. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform with the current period presentation.


2.   Software Revenue Recognition

     Inference recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"). Inference derives revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services range from installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, Inference allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Inference obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

                             INFERENCE CORPORATION

                                  (Unaudited)


3.   Net Loss Per Share

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," requires companies to compute net income per share under two different methods, basic and diluted per share, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options and warrants. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of Inference's outstanding options and warrants.

     Options to purchase approximately 2,206,000 shares and 2,269,000 shares of common stock were outstanding at July 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect. Such stock options could have a dilutive effect in future periods. In addition, the diluted net loss per share at July 31, 1998 does not include the common stock equivalent effect of 22,000 shares of common stock which could have been issued under outstanding warrants.

     The following table sets forth the computation of basic and diluted net loss per common share for the three and six months ended July 31, 1999 and 1998 (in thousands, except per share information):

                                                                Three Months Ended                     Six Months Ended
                                                                     July 31,                              July 31,
                                                         -------------------------------       -------------------------------
                                                             1999             1998                 1999             1998
                                                         --------------   --------------       --------------   --------------
Numerator:
   Net loss..........................................     $      (2,684)   $        (604)       $      (4,738)   $      (3,257)

Denominator:
   Denominator for basic net loss per
   common share - weighted-average
   shares outstanding................................             7,447            7,242                7,254            7,342

   Effect of dilutive securities:
       Stock options and warrants....................                --               --                   --               --
                                                         --------------   --------------       --------------   --------------
       Dilutive potential common shares..............                --               --                   --               --
                                                         --------------   --------------       --------------   --------------
   Denominator for diluted net loss per
   common share - adjusted weighted-average
   shares for assumed conversions....................             7,447            7,242                7,254            7,342
                                                         ==============   ==============       ==============   ==============

Basic and diluted net loss per share.................     $       (0.36)   $       (0.08)       $       (0.65)   $       (0.44)
                                                         ==============   ==============       ==============   ==============

                             INFERENCE CORPORATION

                                  (Unaudited)


4.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is required to be adopted in years beginning after June 15, 1999. The Statement will require Inference to recognize all derivatives on the balance sheet at fair value. Inference does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

     Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9") was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4 to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Inference does not anticipate that the adoption of this SOP will have a significant effect on its results of operations or financial position.

5.   Comprehensive Income

     In 1998, Inference adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This statement requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The following table reconciles the net loss as reported to comprehensive loss under the provisions of SFAS 130 for the three and six months ended July 31, 1999 and 1998 (in thousands):

                                                              Three Months Ended                 Six Months Ended
                                                                   July 31,                          July 31,
                                                         ---------------------------       ---------------------------
                                                            1999           1998               1999           1998
                                                         ------------   ------------       ------------   ------------
Comprehensive loss:
   Net loss.........................................      $    (2,684)   $      (604)       $    (4,738)   $    (3,257)

Other comprehensive loss:
   Foreign currency translation adjustment..........              (61)           (27)               (44)          (112)
                                                         ------------   ------------       ------------   ------------

Total comprehensive loss............................      $    (2,745)   $      (631)       $    (4,782)   $    (3,369)
                                                         ============   ============       ============   ============

                             INFERENCE CORPORATION

                                  (Unaudited)


6.   Business Acquisition

     On April 30, 1999, Inference acquired all of the outstanding capital stock of Verix Software ("Verix"), a privately held developer of Web direct sales applications for e-commerce companies, for approximately $1,487,000. The results of Verix' operations have been combined with those of Inference since the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following:

          Cash................................................        $   100,000
          Inference common stock..............................          1,106,000
          Acquisition costs...................................            281,000
                                                                     ------------
                                                                      $ 1,487,000
                                                                     ============

            A summary of the preliminary purchase price allocation is as follows:

          Tangible assets.....................................        $    54,000
          In-process research and development.................            450,000
          Developed technology................................            400,000
          Goodwill............................................            567,000
          Workforce...........................................            100,000
          Liabilities assumed.................................            (84,000)
                                                                     ------------
                                                                      $ 1,487,000
                                                                     ============

    A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

     At the time of the acquisition, the value of in-process research and development was comprised of on-going projects related to the design and development of an Internet Relationship Commerce (IRC) software solution. The acquired in-process research and development was valued at $450,000 by Inference management with the assistance of an independent appraiser. The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such projects. These cash flows were discounted back to their net present value at appropriate risk adjusted rates. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. This valuation was predicated on the determination that the developmental projects at the time of acquisition were not technologically feasible and had no future alternative use. This assumption was based on the anticipated effort required to bring the acquired technologies to technological feasibility as illustrated by the fact that Verix had not completed coding, alpha testing, or beta documentation for the technologies related to the projects and that the technologies of the projects had no alternative use other than as a part of the software application which was not yet complete. This value was attributable solely to the development efforts completed as of the acquisition date. Consistent with Inference's expectations at the time of acquisition, the products related to the acquired in-process technology were made commercially available late in the second quarter of fiscal 2000.

     The total amount allocated to developed technology and goodwill is being amortized on a straight-line basis over a period of five years from the date of acquisition. The amount allocated to workforce is being amortized on a straight-line basis over a period of two years.

                             INFERENCE CORPORATION

                                  (Unaudited)


6.   Business Acquisition (Continued)

     Unaudited proforma combined results of operations for the six months ended July 31, 1999 and 1998 have been prepared as if the acquisition occurred at the beginning of each period.

                                                                 Six Months Ended July 31,
                                                          ---------------------------------------
                                                               1999                    1998
                                                          ---------------         ---------------
Total revenues.......................................      $   11,905,000          $   13,861,000
                                                          ===============         ===============

Net loss.............................................      $   (4,911,000)         $   (4,153,000)
                                                          ===============         ===============

Basic and diluted net loss per share.................      $        (0.66)         $        (0.55)
                                                          ===============         ===============

7.   Restructuring Costs

     During the quarter ended April 30, 1998, Inference recorded restructuring charges, primarily related to severance costs, in the amount of $1.3 million, as a result of a reduction in force and personnel changes in Inference's executive management team. Employees were terminated from all areas of Inference, including the marketing, development and administrative areas. Such changes resulted from Inference's adoption of a new strategic direction and included a 12% reduction in the number of Inference employees. These charges were fully paid as of July 31, 1998. Additional restructuring charges totaling $253,000 were recorded in July 1998 as a result of Inference's decision to downsize operations in its subsidiary in France. These charges were fully paid as of July 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     In addition to historical information contained herein, this Form 10-Q contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. Factors that could cause or contribute to differences in the final results include, but are not limited to, timeliness of new k-Commerce product releases, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses, changes in the competitive marketplace, market acceptance and customer demand for k-Commerce product offerings, risks of entering markets in which Inference has limited or no prior experience and the potential loss of key employees. Second quarter financial results are not an indication of future results. These business factors and others are discussed further in the section of this Form 10-Q entitled "Year 2000 Compliance," "Additional Factors That May Affect Future Results," and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents Inference files from time to time with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K, Current Reports on Form 8-K and Registration Statement on Form S-3.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the three and six months ended July 31, 1999 and 1998:

                                                     Three months ended                Six months ended
                                                         July 31,                           July 31,
                                                   ---------------------             ---------------------
                                                     1999         1998                 1999         1998
                                                   ---------   ---------             ---------   ---------
Revenues:
  Products.....................................       39%          55%                  44%          52%
  Services.....................................       61%          45%                  56%          48%
                                                   =========   =========             =========   =========
    Total......................................      100%         100%                 100%         100%
Operating costs and expenses:
  Products.....................................        5%           2%                   3%           3%
  Services.....................................       31%          23%                  28%          26%
  Product development..........................       35%          19%                  28%          18%
  Sales and marketing..........................       64%          50%                  63%          54%
  General and administrative...................       17%          14%                  15%          16%
  Amortization of intangibles..................        1%          --                    1%          --
  Acquisition related..........................       --           --                    6%          --
  Restructuring................................       --            3%                  --           11%
                                                   =========   =========             =========   =========
    Total......................................      153%         111%                 144%         128%
                                                   ---------   ---------             ---------   ---------
Loss from operations...........................      (53%)        (11%)                (44%)        (28%)
                                                   =========   =========             =========   =========

Three months ended July 31, 1999 and July 31, 1998

Revenues

     Inference recognizes revenue in accordance with the Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"). We derive revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services range from installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, support and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Inference obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Total revenues decreased to $5,506,000 in the three months ended July 31, 1999 from $7,512,000 in the three months ended July 31, 1998, representing a 27% decrease, which was primarily attributable to a decrease in product revenue. During the three month period ended July 31, 1998, one customer accounted for 12% of total revenues.

     Total revenues from the Americas operations decreased to $3,039,000 in the three months ended July 31, 1999 from $4,252,000 in the three months ended July 31, 1998, representing a 29% decrease. Total international revenues decreased to $2,467,000 in the three months ended July 31, 1999 from $3,260,000 in the three months ended July 31, 1998, representing a 24% decrease. Total international revenues for the three months ended July 31, 1999 and July 31, 1998 represented 45% and 43% of total revenues, respectively. We currently have subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and have relationships with 10 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from our future international operations and, consequently, our results of operations and financial condition.

Product Revenue

     Product revenue decreased to $2,132,000 in the three months ended July 31, 1999 from $4,118,000 in the three months ended July 31, 1998, representing a decrease of 48%. The decrease in product revenue was due to lower unit sales volumes. The prices of our products have remained relatively constant. Product revenue represented 39% and 55% of total revenues for the three months ended July 31, 1999 and July 31, 1998. During the three month period ended July 31, 1999, two customers in the aggregate accounted for 34% of total product revenue, or 15% of total revenues, while during the three month period ended July 31, 1998, one customer accounted for 21% of total product revenue.

     Product revenue from the Americas operations decreased to $868,000 in the three months ended July 31, 1999 from $2,396,000 in the three months ended July 31, 1998, representing a 64% decrease. International product revenue decreased to $1,264,000 in the three months ended July 31, 1999 from $1,722,000 in the three months ended July 31, 1998, representing a 27% decrease.

Service Revenue

     Total service revenue decreased to $3,374,000 in the three months ended July 31, 1999 from $3,394,000 in the three months ended July 31, 1998, representing a 1% decrease.

     Service revenue from the Americas operations increased to $2,171,000 in the three months ended July 31, 1999 from $1,856,000 in the three months ended July 31, 1998, representing a 17% increase. The increase was primarily due to increased maintenance revenue. International service revenue decreased to $1,203,000 in the three months ended July 31, 1999 from $1,538,000 in the three months ended July 31, 1998, representing a 22% decrease. The decrease primarily resulted from a decline in consulting revenue attributable to decreased headcount in the international professional services operations, partially offset by increased maintenance revenue.

Cost of Product Revenue

     Cost of product revenue, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to third-party vendors, increased to $247,000 in the three months ended July 31, 1999 from $161,000 in the three months ended July 31, 1998, representing a 53% increase. The increase primarily resulted from an increase in royalties paid to third-party vendors. The gross margin on product revenue was 88% and 96% for the three months ended July 31, 1999 and July 31, 1998, respectively. The decrease was primarily related to a decline in product revenues.

     As part of its development of the k-Commerce product line, we intend to incorporate certain third party technology into its products, allowing us to focus on providing quality, performance and functionality in its knowledge-based technology. To the extent that we are required to pay royalties to these third parties, the gross margin on product revenues will decrease accordingly.

Cost of Service Revenue

     Cost of service revenue, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,698,000 in the three months ended July 31, 1999 from $1,723,000 in the three months ended July 31, 1998, representing a 1% decrease. The gross margin on service revenue was 50% and 49% for the three months ended July 31, 1999 and July 31, 1998, respectively.

Product Development

     Product development expenses consist primarily of employee-related costs, including salaries, benefits, equipment and facility costs, incurred in the research, design, development and enhancement of our products. Product development expenses increased to $1,942,000 in the three months ended July 31, 1999 from $1,437,000 in the three months ended July 31, 1998, representing a 35% increase. The increase was primarily due to the growth of the product development organization to expand on our k-Commerce product suite. Product development expenses as a percentage of total revenues were 35% and 19% for the three months ended July 31, 1999 and July 31, 1998, respectively.

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Sales and marketing expenses decreased to $3,540,000 in the three months ended July 31, 1999 from $3,738,000 in the three months ended July 31, 1998, representing a 5% decrease. The decrease was primarily attributable to a decline in commissions resulting from lower unit sales volumes. Sales and marketing expenses as a percentage of total revenues were 64% and 50% for the three months ended July 31, 1999 and July 31, 1998, respectively.

General and Administrative

     General and administrative expenses consist of the personnel costs for finance and accounting, human resources, information systems and general management of Inference. General and administrative expenses decreased to $946,000 in the three months ended July 31, 1999 from $1,046,000 in the three months ended July 31, 1998, representing a 10% decrease. The decrease in general and administrative expenses primarily resulted from significant legal fees incurred during the three months ended July 31, 1998 associated with the ServiceSoft litigation, which was settled in July 1998. General and administrative expenses as a percentage of total revenues were 17% and 14% for the three months ended July 31, 1999 and July 31, 1998, respectively.

Amortization of Intangible Assets

     We recorded amortization of intangible assets of $61,000 for the three months ended July 31, 1999. This was based upon intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software.

Restructuring

     We recorded restructuring charges totaling $253,000 in July 1998 as a result of our decision to downsize operations in our subsidiary in France. These charges were fully paid as of July 31, 1999.

Interest Income and Other Expenses, Net

     Interest income and other expenses, net, primarily interest income, increased to $244,000 in the three months ended July 31, 1999 from $242,000 in the three months ended July 31, 1998, representing a 1% increase. The slight change was primarily due to a decrease in other expenses resulting from a reduction in foreign exchange losses.

Six months ended July 31, 1999 and July 31, 1998

Revenues

     Total revenues decreased to $11,900,000 in the six months ended July 31, 1999 from $13,861,000 in the six months ended July 31, 1998, representing a 14% decrease, which was primarily attributable to a decrease in product revenue.

     Total revenues from the Americas operations decreased to $6,972,000 in the six months ended July 31, 1999 from $7,960,000 in the six months ended July 31, 1998, representing a 12% decrease. Total international revenues decreased to $4,928,000 in the six months ended July 31, 1999 from $5,901,000 in the six months ended July 31, 1998, representing a 16% decrease. Total international revenues for the six months ended July 31, 1999 and July 31, 1998 represented 41% and 43% of total revenues, respectively.

Product Revenue

     Product revenue decreased to $5,209,000 in the six months ended July 31, 1999 from $7,193,000 in the six months ended July 31, 1998, representing a decrease of 28%. The decrease in product revenue was due to lower unit sales volumes. The prices of our products have remained relatively constant. Product revenue represented 44% and 52% of total revenues for the six months ended July 31, 1999 and July 31, 1998. During the six months ended July 31, 1999, one customer accounted for 10% of total product revenue, while during the six months ended July 31, 1998, two customers in the aggregate accounted for 24% of total product revenue, or 12% of total revenues.

     Product revenue from the Americas operations decreased to $2,724,000 in the six months ended July 31, 1999 from $4,288,000 in the six months ended July 31, 1998, representing a 36% decrease. International product revenue decreased to $2,485,000 in the six months ended July 31, 1999 from $2,905,000 in the six months ended July 31, 1998, representing a 14% decrease.

Service Revenue

     Total service revenue increased to $6,691,000 in the six months ended July 31, 1999 from $6,668,000 in the six months ended July 31, 1998, representing an increase of less than 1%.

     Service revenue from the Americas operations increased to $4,248,000 in the six months ended July 31, 1999 from $3,672,000 in the six months ended July 31, 1998, representing a 16% increase. The increase was primarily due to increased maintenance revenue. International service revenue decreased to $2,443,000 in the six months ended July 31, 1999 from $2,996,000 in the six months ended July 31, 1998, representing an 18% decrease. The decrease primarily resulted from a decline in consulting revenue attributable to decreased headcount in the international professional services operations, partially offset by increased maintenance revenue.

Cost of Product Revenue

     Cost of product revenue increased to $405,000 in the six months ended July 31, 1999 from $378,000 in the six months ended July 31, 1998, representing a 7% increase. The gross margin on product revenue was 92% and 95% for the six months ended July 31, 1999 and July 31, 1998, respectively.

Cost of Service Revenue

     Cost of service revenue decreased to $3,382,000 in the six months ended July 31, 1999 from $3,562,000 in the six months ended July 31, 1998, representing a 5% decrease. The gross margin on service revenue was 49% and 47% for the six months ended July 31, 1999 and July 31, 1998, respectively.

Product Development

     Product development expenses increased to $3,389,000 in the six months ended July 31, 1999 from $2,502,000 in the six months ended July 31, 1998, representing a 35% increase. The increase was primarily due to the growth of the product development organization to expand on our k-Commerce product suite. Product development expenses as a percentage of total revenues were 28% and 18% for the six months ended July 31, 1999 and July 31, 1998, respectively.

Sales and Marketing

     Sales and marketing expenses decreased to $7,462,000 in the six months ended July 31, 1999 from $7,471,000 in the six months ended July 31, 1998, representing a decrease of less than 1%. Sales and marketing expenses as a percentage of total revenues were 63% and 54% for the six months ended July 31, 1999 and July 31, 1998, respectively.

General and Administrative

     General and administrative expenses decreased to $1,775,000 in the six months ended July 31, 1999 from $2,247,000 in the six months ended July 31, 1998, representing a 21% decrease. The decrease in general and administrative expenses primarily resulted from significant legal fees incurred during the six months ended July 31, 1998 associated with the ServiceSoft litigation, which was settled in July 1998. General and administrative expenses as a percentage of total revenues were 15% and 16% for the six months ended July 31, 1999 and July 31, 1998, respectively.

Amortization of Intangible Assets

     We recorded amortization of intangible assets of $61,000 for the six months ended July 31, 1999. This was based upon intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software.

Acquisition Related

     A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

     At the time of the acquisition, the value of in-process research and development was comprised of on-going projects related to the design and development of an Internet Relationship Commerce (IRC) software solution. The acquired in-process research and development was valued at $450,000 by Inference management with the assistance of an independent appraiser. The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such projects. These cash flows were discounted back to their net present value at appropriate risk adjusted rates. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. This valuation was predicated on the determination that the developmental projects at the time of acquisition were not technologically feasible and had no future alternative use. This assumption was based on the anticipated effort required to bring the acquired technologies to technological feasibility as illustrated by the fact that Verix had not completed coding, alpha testing, or beta documentation for the technologies related to the projects and that the technologies of the projects had no alternative use other than as a part of the software application which was not yet complete. This value was attributable solely to the development efforts completed as of the acquisition date.

Consistent with Inference's expectations at the time of acquisition, the products related to the acquired in-process technology were made commercially available late in the second quarter of fiscal 2000.

Restructuring

     During the quarter ended April 30, 1998, we recorded restructuring charges, primarily related to severance costs, in the amount of $1.3 million, as a result of a reduction in force and personnel changes in our executive management team. Employees were terminated from all areas of Inference, inlcuding the marketing, development and administrative areas. Such changes resulted from our adoption of a new strategic direction and included a 12% reduction in the number of Inference employees. These charges were fully paid as of July 31, 1998. Additional restructuring charges totaling $253,000 were recorded in July 1998 as a result of our decision to downsize operations in our subsidiary in France. These charges were fully paid as of July 31, 1999.

Interest Income and Other Expenses, Net

     Interest income and other expenses, net, primarily interest income, decreased to $513,000 in the six months ended July 31, 1999 from $616,000 in the six months ended July 31, 1998, representing a 17% decrease. The decrease was primarily due to a decrease in interest income resulting from a reduction in cash and cash equivalents.

Liquidity and Capital Resources

     Cash and cash equivalents at July 31, 1999 were $21,204,000, a decrease of $4,557,000 since January 31, 1999. Working capital at July 31, 1999 was $19,089,000.

     Net cash used in operating activities amounted to $4,923,000 during the six months ended July 31, 1999, as compared to net cash used in operating activities of $1,436,000 during the six months ended July 31, 1998.

     Investing activities for the six months ended July 31, 1999 included $556,000 for net purchases of property and equipment and $84,000 related to the acquisition of Verix Software. We had no significant capital commitments as of July 31, 1999.

     Cash provided by financing activities for the six months ended July 31, 1999 included $1,050,000 for the issuance of 369,000 shares of our common stock.

     Our international operations are principally transacted in British pounds. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the functional currency has not exposed us to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates, historically, between the British pound and the U.S. dollar, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on our financial position.

     We believe that existing cash balances, taking into consideration the anticipated effect of cash flows from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE RECENTLY EXPERIENCED QUARTERLY LOSSES, WE EXPECT TO INCUR LOSSES IN THE NEAR FUTURE AND WE MAY NOT EVER BECOME PROFITABLE

     We have now experienced losses in four of the last six quarters. As of July 31, 1999, we had an accumulated deficit of approximately $26.1 million. We expect to continue to incur net losses in the near future and possibly longer. We anticipate that our expenses will continue to be high in the foreseeable future as we continue to develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If we fail to increase our revenues to keep pace with our expenses, we will continue to incur losses. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

FAILURE TO ACHIEVE BROAD MARKET ACCEPTANCE OF THE K-COMMERCE SUITE OF PRODUCTS MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

     We have released our k-Commerce Sales line of products, which are intended to enable our customers to provide real-time and targeted sales promotions to drive Web direct selling. Broad market acceptance of our k-Commerce Sales line of products and our existing k-Commerce Support line of products is critical to our future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on our business, operating results and financial condition. As part of the k-Commerce initiative, we have entered into several partnering agreements for the purposes of extending the offerings and capabilities of our products. There can be no assurance that these relationships will translate into increased revenues or additional demand for our products.

DELAYS IN PRODUCT DEVELOPMENT MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

     Our primary product development effort is focused on building and enhancing the k-Commerce product line. There can be no assurance that the further development of this new product line will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. Our future operations will be substantially dependent on the k-Commerce product line, and failure to achieve market acceptance of this family of products would have a material adverse effect on Inference's business, operating results and financial condition.

     We have in the past experienced delays in software development, and there can be no assurance that we will not experience further delays in connection with our current product development or future development activities. Software products as complex as those offered by Inference may contain undetected errors when first introduced or as new versions are released. Despite the quality assurance procedures we currently have in place, there can be no assurance that errors will not be found in our new or enhanced products after commencement of commercial shipments, or that modifications to such products will not be required to satisfy customer requirements, resulting in loss of or delay in market acceptance. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our business, operating results and financial condition.

THERE ARE MANY FACTORS, INCLUDING SOME BEYOND OUR CONTROL, THAT MAY CAUSE FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

     We have experienced significant quarterly fluctuations in operating results and we anticipate that such fluctuations will continue in the future depending on a number of factors described below, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of our future performance. These factors include:

        . Changes in demand for our software, including changes in industry growth rates for our products

        . Varying size, timing and contractual terms of customer orders for our products

        . Fluctuation of consulting service revenues depending upon the status of projects

        .  Varying budgeting cycles of our existing and potential customers

        . Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

        . Changes in our pricing policies resulting from competitive pressures such as aggressive price discounting by our competitors

        . Our ability to develop and introduce on a timely basis new products or enhanced versions of our existing software

        . Changes in the mix of revenues attributable to domestic and international sales

        .  Seasonal buying patterns which tend to peak in the fourth quarter

        . Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

     Certain of the above factors can have a particularly significant effect on our quarterly results, and they include the following:

     FLUCTUATIONS IN LARGE CONTRACT LICENSE REVENUE. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. To the extent Inference relies on these large orders to meet our quarterly operating objectives, failure to close such contracts in compliance with SOP 97-2, as modified by SOP 98-4, and in a specified time period, could adversely affect our operating results.

     VARYING SALES CYCLE. Product revenue is also difficult to forecast because the market for client/server and web-based software products is rapidly evolving, and our sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. Because our staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. We also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect Inference's operating results. Accordingly, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

     POTENTIAL CHANGES IN MIX OF LICENSE AND SERVICE REVENUE. Historically, a majority of our revenue has been attributable to the licensing of our software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance, consulting and training, could materially affect our operating results for future quarters.

     Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of investors. Regardless of the general outlook for Inference's business, the announcement of quarterly operating results below investor expectations is likely to result in a decline in the trading price of Inference's Class A Common Stock.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

     Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. We have completed a Year 2000 compliance review for all products released through July 31, 1999. We do not anticipate that addressing the Year 2000 problem for our products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

     All our products are capable of correctly identifying, manipulating, and performing calculations on dates later than December 31, 1999, where operations based on dates held in 2 digit format are affected due to re-sequencing from 99 to 00. We have instituted, within our product design specifications, the requirement that internal date representations are held in full format and manipulations are not performed on short formats. This assumes the software is used in accordance with its associated documentation and provided that when the software is linked up to other components, such components factor in the calendar date on the same conditions as our products. However, despite design review and ongoing testing, our products may contain undetected errors or defects associated with Year 2000 date handling.

Known or unknown errors or defects in its products could result in (i) delay or loss of revenue; (ii) diversion of development resources; (iii) damage to reputation; and (iv) increased service and warranty costs. The occurrence of any of these errors or defects could adversely affect our business, operations and financial condition.

     Year 2000 issues may also affect the computer systems used internally by us to manage and operate our business. To date we have not incurred and do not believe that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As of July 31, 1999, we were in the process of reviewing all internal hardware systems and software applications, both domestically and internationally, to determine that they are complaint with the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. We believe that the worst-case scenario if such problems occur would be our inability to ship products and record revenue, which would materially adversely affect our business, operations and financial condition.

     We do not currently have any information concerning the Year 2000 compliance status of our customers or prospective customers. If current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures reserved for software and services) to address Year 2000 compliance issues, our business, results of operations or financial condition would be materially adversely affected.

     We have funded our Year 2000 activities from available cash and we have not separately accounted for these costs in the past. To date, these costs have not been material. We may incur additional costs for administrative, customer support, internal IT and product engineering activities to address ongoing Year 2000 issues. We are in the process of developing a contingency plan to address situations that may result if unanticipated problems caused by undetected errors
or defects in either internal systems or the Company's products arise.   Our
contingency plan is expected to be complete in the third quarter of fiscal year 2000. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

OUR INDUSTRY CHANGES RAPIDLY DUE TO EVOLVING TECHNOLOGY STANDARDS AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO CONTINUE TO MEET THE SOPHISTICATED NEEDS OF OUR CUSTOMERS

     The market for our products changes rapidly and our future success will depend on our ability to continue to timely meet changing market conditions and customer demands. The market for our products is characterized by rapid technological developments, evolving industry standards, swift changes in customer requirements and frequent new product introductions and enhancements. As a result, our success depends upon our ability to continue to enhance our existing products, respond to customer requirements, develop and introduce, in a timely manner, new products incorporating technological advances and to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database and networking platforms. We will have to develop and introduce enhancements to our existing products and new products on a timely basis to keep pace with technological developments, evolving industry standards and changing customer requirements. We expect that we will have to respond quickly to:

       .  Rapid technological change

       .  Changing customer needs

       .  Frequent new product introductions

       . Evolving industry standards that may render existing products and services obsolete


     To the extent one or more of our competitors introduce products that more fully address customer requirements, our business, operating results and financial condition could be adversely affected. There can be no assurance that we will be successful in developing and marketing new products or enhancements to our existing products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. As a result, our position in existing markets or potential markets could be eroded rapidly by product advances. The life cycles of our products are difficult to estimate. Our growth and future financial performance will depend in part upon our ability to:

       .  Continue to enhance our existing products

       . Develop and introduce new applications that keep pace with technological advances on a timely and cost-effective basis

       .  Meet changing customer requirements

       .  Match or exceed the product deliveries of our competitors

     If we are unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially and adversely affected. From time to time, we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to delay their purchasing decisions in anticipation of such products, which could have a material adverse effect on our business, operating results and financial condition.

     We expect that our product development efforts will continue to require substantial investments to be able to attract and retain qualified software development engineers. We may not have sufficient resources to make the necessary investments. Any of these events could have a material adverse effect on our business, quarterly and annual operating results and financial condition.

WE MAY LOSE LARGE ENTERPRISE CUSTOMER PURCHASES WHICH MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

     We occasionally sell our products to large enterprise customers. Large enterprise customers are expected to deploy our products in business critical operations which involve significant capital and management commitments by such customers. Potential large enterprise customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which we have little or no control, may cause potential large enterprise customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for our products to these large customers is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling into the large enterprise, our ability to forecast the timing and amount of specific sales is limited. The delay or failure to complete, in compliance with SOP 97-2, one or more large transactions to which we have devoted significant resources could have a material adverse effect on our business, operating results or financial condition and could cause significant variations in our operating results from quarter to quarter.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THE LOSS OF ONE OR MORE OF SUCH OFFICERS AND KEY PERSONNEL OR THE UNSUCCESSFUL INTEGRATION OF REPLACEMENTS FOR SUCH PERSONNEL COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

     Our success will depend to a significant extent on the continued service of certain key sales, technical and senior management personnel. If we lost the services of one or more of our senior executives or key employees, this could materially adversely affect our business, results of operations and financial condition, particularly if one or more of our senior executives or key employees decided to join a competitor, or otherwise compete directly or indirectly with Inference. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

     On July 19, 1999, we hired Al Schallop as Vice President of the America's field operations, who is responsible for our sales operations, field marketing and professional services efforts throughout the Americas. Mr. Schallop replaces Glen Vondrick, who resigned from Inference effective June 17, 1999.
Mr. Schallop may not integrate well with our existing management team, or he may be unsuccessful in fulfilling our desired objectives for the position. The occurrence of any of these factors could materially adversely affect our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO SUSTAIN OR GROW OUR BUSINESS

     We consider our relationship with our employees to be good, and there has never been an interruption in our business activities due to labor unrest. However, our future performance is contingent upon the uninterrupted service of key sales, technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable salespeople, technicians and managers.

     We may not be successful in attracting, training and retaining qualified personnel, and the failure to do so, particularly in key functional areas such as product development and sales, could materially adversely affect our business, results of operations and financial condition. Competition for such personnel in the computer software industry is intense, and in the past we have experienced difficulty in recruiting qualified personnel, especially developers and sales personnel. The demand for qualified personnel is particularly acute in the San Francisco Bay Area, due to the large number of software companies and the low unemployment in the region. Our future success will likely depend in large part on our ability to attract and retain additional experienced sales, technical, marketing and management personnel. We expect competition for qualified personnel to remain intense, and we may not succeed in attracting or retaining such personnel.

OUR FAILURE TO EXPAND OUR DIRECT SALES FORCE AND THIRD-PARTY DISTRIBUTION CHANNELS WOULD IMPEDE OUR REVENUE GROWTH AND FINANCIAL CONDITION

     To increase our revenue, we must increase the size of our direct sales force and the number of our indirect marketing and distribution partners, including software and hardware vendors and resellers. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we may not be successful in attracting, integrating, motivating or retaining new personnel for these positions. In addition, our existing or future marketing and distribution partners may choose to devote greater resources to marketing and supporting the products of competitors.

COMPETITION MAY AFFECT THE AMOUNT OF REVENUE WE CAN GENERATE FROM SALES OF OUR PRODUCTS AND SERVICES WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than us. Among our major competitors in the problem identification and resolution segment of the market are Primus Knowledge Solutions, Inc., Clarify, Inc. and Verity, Inc. and other small privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as us.

     We believe that the competitive factors affecting the market for our products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scaleability; product integration with other enterprise applications; the availability of products on multiple platforms; product ease-of-use; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

     Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than us to new technologies or evolving customer requirements. In order to be successful in future, we must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while we are currently developing additional product enhancements that we believe address customer requirements, there can be no assurance that we will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that we will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results and financial condition.

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON SERVICE REVENUES; WHICH IS DEPENDENT ON FUTURE SALES OF OUR SOFTWARE PRODUCTS

     We depend on our installed customer base for service revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Therefore, our current customers may not necessarily generate significant service revenue in future periods. In addition, our customers may not necessarily purchase additional products or professional services. Our service revenue is also dependent upon the continued use of these services by our installed customer base. Service revenues represented 43% of total revenues for fiscal 1999, 53% for fiscal 1998 and 43% for fiscal 1997. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and operating results. If service revenues are lower than anticipated, Inference's business, financial condition and operating results could be materially and adversely affected.

THE MARKET PRICE OF OUR CLASS A COMMON STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS DUE TO A NUMBER OF FACTORS, CERTAIN OF WHICH ARE BEYOND OUR CONTROL

     Stock prices and trading volumes for many software companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely decrease significantly. The market price of our common stock has fluctuated significantly in the past and may continue to fluctuate significantly because of:

       .  Future announcements concerning us or our competitors

       .  Quarterly variations in operating results

       .  Announcements of technological innovations

       .  Changes in product pricing policies by us or our competitors

       .  Litigation relating to proprietary rights or otherwise

       . Market uncertainty about our financial condition or business prospects or the prospects for our market in general

       . Revenues or results of operations that do not match analysts' expectations

       . The introduction of new products or product enhancements by us or our competitors

       .  General business conditions in our industry

       . Changes in the mix of revenues attributable to license and maintenance sales

       . Seasonal trends in technology purchases and other general economic conditions

WE MAY BE UNABLE TO INTEGRATE THE RECENTLY ACQUIRED VERIX SOFTWARE BUSINESS INTO OUR BUSINESS SUCCESSFULLY

     If we do not successfully integrate Verix Software into our business, this may materially adversely affect our business and future operating results. Additionally, we may never achieve the anticipated synergies from the acquisition of Verix, including marketing, distribution or other operational benefits. Our acquisition of Verix, which was completed in April 1999, will require integrating the businesses and operations of the two companies. We acquired Verix with the intent of adding their Web customer profiling, personalization, product configuration and real-time sales promotions technology to our k-Commerce solution to enable real-time and targeted sales promotions to drive Web direct selling. Potential problems with this integration could include:

       .  Impairment of relationships with Verix customers

       . Difficulties in standardizing sales quotas, territories and incentive compensation plans for sales personnel

       . Difficulties in integrating Verix's distribution channels with our existing channels

       . The lack of focus on achieving our core business objectives if management pays excessive attention to the integration process

ANY ACQUISITIONS OR INVESTMENTS THAT WE MAY MAKE WILL BE SUBJECT TO A NUMBER OF FACTORS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS AND SUCH INVESTMENTS OR ACQUISITIONS MAY DILUTE EXISTING STOCKHOLDERS

     As part of our business strategy, we may in the future review acquisition prospects that would complement our existing product offerings, augment our market coverage or enhance our technological capabilities, or that may otherwise offer growth opportunities. If we were to make such an acquisition or large investments, the risks described below could materially adversely affect our business and future operating results. However, we may not be able to complete any such additional acquisitions in the future. Any future acquisition or investment would present risks commonly encountered in acquisitions of businesses. The following are examples of such risks:

       . Difficulty in combining the technology, operations or work force of the acquired business

       .  Disruption of Inference's on-going businesses

       . Difficulty in realizing the potential financial or strategic benefits of the transaction

       . Difficulty in maintaining uniform standards, controls, procedures and policies across the existing and acquired businesses

       . Difficulty in entering markets where we have no or limited prior experience

       . Possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel

       . Possible dilution to existing stockholders if the consideration for such transaction is paid in common stock

       . Possible write-offs of software development costs or other assets, incurrence of severance liabilities, or amortization of expenses related to goodwill and other intangible assets and/or the incurrence of debt, any of which could materially adversely affect Inference's business, financial conditions, cash flows and results of operations.

     There can be no assurance that we would be successful in overcoming these or any other significant risks encountered and failure to do so could have a material adverse effect upon our business, operating results and financial condition.

ERRORS IN OUR PRODUCTS OR THE FAILURE OF OUR PRODUCTS TO CONFORM TO CUSTOMER SPECIFICATIONS OR EXPECTATIONS COULD RESULT IN OUR CUSTOMERS ASSERTING CLAIMS FOR DAMAGES AGAINST US OR IN DECREASED SALES OF OUR PRODUCTS

     Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. While we continually test our products for errors and work with customers through our customer support services to identify and correct bugs in our software, we expect that errors in our products will continue to be found in the future. Although many of these errors may prove to be immaterial, certain of these errors could be significant. Detection of any significant errors may result in, among other things, loss of, or delay in, market acceptance and sales of our products, diversion of development resources, injury to our reputation, or increased service and warranty costs. These problems could materially adversely affect our business and future quarterly and annual operating results.

     A key determinative factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard application software products intended to be used in connection with our products. Failure to meet in a timely manner existing or future interoperability and performance requirements of certain independent vendors could adversely affect the market for our products.

     Commercial acceptance of our products and services could also be adversely affected by critical or negative statements or reports by brokerage firms, industry and financial analysts and industry periodicals concerning us, our products, business or competitors or by the advertising or marketing efforts of competitors, or other factors that could affect consumer perception.

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. Although Inference has not experienced any product liability claims to date, the sale and support of our products may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future.
In particular, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could materially adversely affect our business.

WE RELY HEAVILY ON OUR INTELLECTUAL PROPERTY RIGHTS WHICH OFFER ONLY LIMITED PROTECTION AGAINST POTENTIAL INFRINGERS; IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     Our success depends in part upon our proprietary technology. Although case-based reasoning technology ("CBR") is available in the public domain, we believe implementation of the CBR technology is proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have been awarded several patents for our CBR and related technology. Our CBR technology is embedded in our current k-Commerce and CBR family of products. Despite the precautions we have taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use our products, technology or other information that we regard as proprietary or to develop similar products or technology independently.

     In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do not operate. We may also be unable to protect our technology because:

       . Unauthorized third parties may be able to copy aspects of our products or to obtain and use our proprietary information including by our licensing activities where we provide third parties with access to our data model and other proprietary information underlying our licensed applications

       . Our competitors may independently develop similar or superior technology

       .  Policing unauthorized use of our software is difficult

       . The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States

       . "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions

     We may have to employ litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others and any litigation could prove to be unsuccessful, result in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition. In addition, we generally provide our products to end-users under signed license agreements. These agreements are negotiated with and signed by the licensee. We occasionally publish articles regarding our technical developments in industry publications that may prevent us from obtaining patent protection for ideas contained in such publications, thus increasing the availability to third parties of fundamental aspects of our technology. Our means of protecting our proprietary rights may not be adequate and our inability to protect our intellectual property rights may adversely affect our business and financial condition.

THIRD PARTIES COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

     We are not aware that any of our products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us with respect to current or future products. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products. Any of these type of claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on Inference's business, operating results and financial condition. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the customer support software industry grows and the functionality of such products overlaps with other industry segments. As a result of these factors, infringement claims could materially adversely affect our business.

OUR FUTURE SUCCESS IS DEPENDENT ON THE CONTINUED GROWTH AND COMMERCIAL ACCEPTANCE OF THE WEB

     Our future success depends in part upon the widespread adoption of the Web as a primary medium for business applications and communications. If the Web does not continue to increase in importance as a commercial medium, our business, operating results and financial condition could be materially affected. Critical issues concerning the commercial use of the Web, such as security, reliability, cost, accessibility and quality of service, remain unresolved and may negatively affect the growth of Web use or the attractiveness of business communications over the Web.

WE MAY BECOME SUBJECT TO LITIGATION

     We may become subject to legal proceedings and claims that arise in the ordinary course of business. We currently believe that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on Inference's results of operations as a result of defense costs, diversion of management resources, and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

OUR INTERNATIONAL OPERATIONS ARE EXPOSED TO INTERNATIONAL BUSINESS RISKS AS WELL AS FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCY

     Our international sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

     Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of foreign exchange rate fluctuations in fiscal 1999 was not material.

     In addition, these subsidiaries which represent approximately 42% of our total revenue in fiscal 1999, are subject to risks typical of an international business, including, but not limited to the following, the occurrence of any of which could materially adversely impact our business, operations and financial condition:

       .  Difficulties in staffing and managing international operations

       .  Problems in collecting accounts receivable

       .  Longer payment cycles

       .  Fluctuations in currency exchange rates

       . Seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

       .  Uncertainties relating to political, economic and tax circumstances

       .  Recessionary environments in foreign economies

       . Increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries

COSTS ASSOCIATED WITH ENSURING THAT OUR PRODUCTS AND INTERNAL OPERATING SYSTEMS ARE ABLE TO EFFECTIVELY WORK WITH THE EURO CONVERSION MAY ADVERSELY AFFECT OUR BUSINESS

     On January 1, 1999, a new currency, the Euro, became the legal currency for eleven of the fifteen member countries of the European Economic Community. Between January 1, 1999 and January 1, 2002, governments, companies and individuals may conduct business in these countries in both the Euro and the existing national currencies. On January 1, 2002, the Euro will become the sole currency in these countries.

     We are taking steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions and examine current marketing and pricing policies and strategies in light of the Euro conversion. Although, we have not yet completed evaluating the impact of the Euro conversion on our functional currency designations, the cost of this effort is not expected to have a material adverse effect on our results of operations or financial condition. There can be no assurance, however, that all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on our results of operations or financial condition.

     The conversion to the Euro also may have competitive implications on our pricing and marketing strategies, the impact of which are not known at this time. Additionally, we are at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion.

WE ARE EXPOSED TO MARKET RATE RISK FOR CHANGES IN INTEREST RATES

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We currently do not use derivative financial instruments. We invest, by policy, our excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and limit the amount of credit exposure to any one issuer. As of July 31, 1999, our investments consisted primarily of funds contained in money market accounts. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   Legal Proceedings

     None.

ITEM 2.   Changes in Securities

     None.

ITEM 3.   Defaults upon Senior Securities

     None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

  (a) On June 17, 1999, the Company's 1999 annual meeting of stockholders ("Annual Meeting") was held and the following matters were voted on:

       1. The election of Raymond A. Smelek as a Class III director of the Company's Board of Directors for a term of three years was ratified with 5,325,599 votes in favor and 623,999 abstentions.

       2. The amendment to the Company's Amended and Restated 1993 Stock Option Plan to increase the number of shares was ratified with 4,758,084 votes in favor, 1,110,576 against and 80,938 abstentions.

       3. The Form of Indemnification Agreement between the Company and its directors, officers and certain agents was ratified with 5,646,721 votes in favor, 228,685 against and 74,192 abstentions.

       4. The appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending January 31, 2000 was ratified with 5,852,448 votes in favor, 46,570 against and 50,850 abstentions.

ITEM 5.   Other Information

     None.

ITEM 6.   Exhibits and Reports on Form 8-K

   (a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number   Exhibit
    --------  -------

     2.1(1) Agreement and Plan of Reorganization by and among Inference Corporation, Inference Acquisition Corporation and Verix Software dated April 30, 1999.


           ____________________________________________________________________

           (1) Incorporated by reference to Exhibit of same number filed with Registrant's Current Report on Form 8-K dated May 17, 1999.

     Exhibit
     Number   Exhibit
     -------  -------

      10.48 Form of Indemnification Agreement dated March 1, 1999 between the Registrant and certain directors and officers (together with the schedule indicating the name of each director and officer who entered into the Indemnification Agreement).
      10.49 Executive Employment Agreement dated July 10, 1999 between the Registrant and Nobby Akiha.
      10.50 Executive Employment Agreement dated July 10, 1999 between the Registrant and Ralph Barletta.
      10.51 Executive Employment Agreement dated July 10, 1999 between the Registrant and Steven Gal.
      10.52 Executive Employment Agreement dated July 10, 1999 between the Registrant and Greg Pappas.
      10.53 Executive Employment Agreement dated July 10, 1999 between the Registrant and Bob Tatemichi.
      10.54 Executive Employment Agreement dated July 10, 1999 between the Registrant and Mark Wolf.
      10.55 Resignation and Mutual Release Agreement dated June 30, 1999 between the Registrant and Glen D. Vondrick.

      27      Financial Data Schedule.

 (b)  Reports on Form 8-K

      1. On May 17, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that on April 30, 1999 the Company acquired all of the outstanding capital stock of Verix Software.

      2. On July 9, 1999, the Company filed a Form 8-K/A with the Securities and Exchange Commission to amend its Current Report on Form 8-K, dated May 17, 1999.

      3. On August 19, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission to announce its financial results for the quarter ended July 31, 1999 .

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Inference Corporation


                                    /s/ MARK A. WOLF
                                    ----------------
                                    MARK A. WOLF
                                    Vice President,
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)
                                    Dated:  September 13, 1999

                               INDEX TO EXHIBITS


    Exhibit
    Number    Exhibit
    -------   -------

    2.1(1) Agreement and Plan of Reorganization by and among Inference Corporation, Inference Acquisition Corporation and Verix Software dated April 30, 1999.

    10.48 Form of Indemnification Agreement dated March 1, 1999 between the Registrant and certain directors and officers (together with the schedule indicating the name of each director and officer who entered into the Indemnification Agreement).
    10.49 Executive Employment Agreement dated July 10, 1999 between the Registrant and Nobby Akiha.
    10.50 Executive Employment Agreement dated July 10, 1999 between the Registrant and Ralph Barletta.
    10.51 Executive Employment Agreement dated July 10, 1999 between the Registrant and Steven Gal.
    10.52 Executive Employment Agreement dated July 10, 1999 between the Registrant and Greg Pappas .
    10.53 Executive Employment Agreement dated July 10, 1999 between the Registrant and Bob Tatemichi .
    10.54 Executive Employment Agreement dated July 10, 1999 between the Registrant and Mark Wolf .
    10.55 Resignation and Mutual Release Agreement dated June 30, 1999 between the Registrant and Glen D. Vondrick.

    27        Financial Data Schedule.

         _______________________________________________________________________

         (1) Incorporated by reference to Exhibit of same number filed with Registrant's Current Report on Form 8-K dated May 17, 1999.