Form 10-Q
period 1999-10-31
INFERENCE CORP /CA/
filed 1999-12-13
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------


                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

 For the quarterly period ended                          Commission File Number
         October 31, 1999                                        0-26334
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


                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

  Yes   x    No
      -----     -----

As of December 3, 1999 there were 7,186,752 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 535,332 shares of the Registrant's Class B Common Stock, par value $0.01 per share, outstanding.



--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                     Index

                                                                                                           Page
                                                                                                           ----
Part I       FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets at
               October 31, 1999 and January 31, 1999...............................................          3

            Condensed Consolidated Statements of Operations for the Three and
               Nine Months Ended October 31, 1999 and 1998.........................................          4

            Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended October 31, 1999 and 1998.........................................          5

            Notes to Condensed Consolidated Financial Statements...................................          7

ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................................................         11

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk.............................         26


Part II     OTHER INFORMATION

ITEM 1.     Legal Proceedings......................................................................         28

ITEM 2.     Changes in Securities..................................................................         28

ITEM 3.     Defaults upon Senior Securities........................................................         28

ITEM 4.     Submission of Matters to a Vote of Security Holders....................................         28

ITEM 5.     Other Information......................................................................         28

ITEM 6.     Exhibits and Reports on Form 8-K.......................................................         28

            Signature..............................................................................         29

            Index to Exhibits......................................................................         30



--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             INFERENCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)


                                                          October 31,            January 31,
                                                             1999                   1999
                                                         ------------           ------------
ASSETS

Current assets:
  Cash and cash equivalents..........................    $ 18,813,000           $ 25,761,000
  Accounts receivable, net...........................       4,945,000              7,063,000
  Other current assets...............................         836,000                433,000
                                                         ------------           ------------
    Total current assets.............................      24,594,000             33,257,000

Property and equipment, net..........................       1,810,000              1,607,000
Intangible assets, net...............................         945,000                     --
Other assets.........................................         515,000                511,000
                                                         ------------           ------------
                                                         $ 27,864,000           $ 35,375,000
                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................    $    607,000           $    819,000
  Accrued salaries and related items.................       2,295,000              2,371,000
  Other accrued liabilities..........................       2,218,000              2,785,000
  Deferred revenue...................................       4,553,000              4,642,000
                                                         ------------           ------------
    Total current liabilities........................       9,673,000             10,617,000


Shareholders' equity:
  Common stock.......................................          76,000                 70,000
  Additional paid-in capital.........................      48,478,000             46,328,000
  Accumulated deficit................................     (29,998,000)           (21,312,000)
  Accumulated other comprehensive loss...............        (365,000)              (328,000)
                                                         ------------           ------------
    Total shareholders' equity.......................      18,191,000             24,758,000
                                                         ------------           ------------
                                                         $ 27,864,000           $ 35,375,000
                                                         ============           ============

                            See accompanying notes.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                             Three Months Ended                     Nine Months Ended
                                                                 October 31,                           October 31,
                                                       ------------------------------         ----------------------------
                                                           1999               1998               1999             1998
                                                       -----------         ----------         -----------      -----------
Revenues:
  Products..........................................   $ 2,294,000         $4,912,000         $ 7,503,000      $12,105,000
  Services..........................................     3,220,000          3,412,000           9,911,000       10,080,000
                                                       -----------         ----------         -----------      -----------
    Total revenues..................................     5,514,000          8,324,000          17,414,000       22,185,000

Operating costs and expenses:
  Cost of product revenue...........................       339,000            233,000             744,000          611,000
  Cost of service revenue...........................     1,533,000          1,615,000           4,915,000        5,177,000
  Product development...............................     2,167,000          1,358,000           5,556,000        3,860,000
  Sales and marketing...............................     4,546,000          3,807,000          12,008,000       11,278,000
  General and administrative........................     1,021,000            853,000           2,796,000        3,100,000
  Amortization of intangible assets.................        61,000                 --             122,000               --
  Acquisition related...............................            --                 --             677,000               --
  Restructuring.....................................            --            282,000                  --        1,856,000
                                                       -----------         ----------         -----------      -----------
    Total operating costs and expenses..............     9,667,000          8,148,000          26,818,000       25,882,000
                                                       -----------         ----------         -----------      -----------
Income (loss) from operations.......................    (4,153,000)           176,000          (9,404,000)      (3,697,000)
Interest income.....................................       244,000            324,000             780,000          980,000
Other income (expenses).............................       (39,000)            13,000             (62,000)         (27,000)
                                                       -----------         ----------         -----------      -----------
Income (loss) before income taxes...................    (3,948,000)           513,000          (8,686,000)      (2,744,000)
Provision for income taxes..........................            --            100,000                  --          100,000
                                                       -----------         ----------         -----------      -----------
Net income (loss)...................................   $(3,948,000)        $  413,000         $(8,686,000)     $(2,844,000)
                                                       ===========         ==========         ===========      ===========

Other comprehensive income (loss):
  Foreign currency translation adjustment...........         7,000             20,000             (37,000)         (92,000)
                                                       -----------         ----------         -----------      -----------
    Comprehensive income (loss).....................   $(3,941,000)        $  433,000         $(8,723,000)     $(2,936,000)
                                                       ===========         ==========         ===========      ===========

Net income (loss) per share:
  Basic.............................................   $     (0.52)        $     0.06         $     (1.18)     $     (0.39)
                                                       ===========         ==========         ===========      ===========
  Diluted...........................................   $     (0.52)        $     0.06         $     (1.18)     $     (0.39)
                                                       ===========         ==========         ===========      ===========

Shares used in computing net income (loss) per
  share:
  Basic.............................................     7,598,000          6,992,000           7,370,000        7,224,000
                                                       ===========         ==========         ===========      ===========
  Diluted...........................................     7,598,000          7,083,000           7,370,000        7,224,000
                                                       ===========         ==========         ===========      ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                               Nine Months Ended
                                                                                                   October 31,
                                                                                       ---------------------------------
                                                                                           1999                 1998
                                                                                       -----------           -----------
Cash flows from operating activities:
  Net loss..........................................................................   $(8,686,000)          $(2,844,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Acquired in-process research and development....................................       450,000                    --
    Depreciation and amortization...................................................     1,074,000               762,000
    Stock based compensation expense................................................            --               209,000
    Changes in operating assets and liabilities, net of effects from acquisition of Verix Software:
       Accounts receivable..........................................................     2,123,000               673,000
       Other current assets.........................................................      (395,000)              535,000
       Other assets.................................................................        (4,000)               96,000
       Accounts payable.............................................................      (219,000)              (49,000)
       Accrued salaries and related items...........................................       (95,000)              185,000
       Other accrued liabilities....................................................      (906,000)              281,000
       Deferred revenue.............................................................       (89,000)              (18,000)
                                                                                       -----------           -----------
Net cash used in operating activities...............................................    (6,747,000)             (170,000)
                                                                                       -----------           -----------

Cash flows from investing activities:
   Net cash paid for acquisition of Verix Software..................................       (84,000)                   --
   Purchases of property and equipment, net.........................................    (1,130,000)             (454,000)
                                                                                       -----------           -----------
Net cash used in investing activities...............................................    (1,214,000)             (454,000)
                                                                                       -----------           -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock.......................................     1,050,000               253,000
   Repurchase of common stock.......................................................            --            (2,762,000)
                                                                                       -----------           -----------
Net cash provided by (used in) financing activities.................................     1,050,000            (2,509,000)
                                                                                       -----------           -----------

Effect of exchange rate differences on cash.........................................       (37,000)              (92,000)
                                                                                       -----------           -----------

Net decrease in cash and cash equivalents...........................................    (6,948,000)           (3,225,000)
Cash and cash equivalents at beginning of period....................................    25,761,000            28,010,000
                                                                                       -----------           -----------

Cash and cash equivalents at end of period..........................................   $18,813,000           $24,785,000
                                                                                       ===========           ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                  (Unaudited)


                                                                                           Nine Months Ended
                                                                                               October 31,
                                                                                   ----------------------------------
                                                                                      1999                    1998
                                                                                   -----------            -----------
Supplemental disclosure of cash flow information:
  Income taxes paid during the period...........................................   $    40,000            $    89,000
                                                                                   -----------            -----------

Supplemental disclosure of investing transactions:
  In connection with the acquisition of Verix Software (Note 5), the following transactions occurred:
      Fair value of assets acquired.............................................   $ 1,571,000            $        --
      Issuance of common stock..................................................    (1,106,000)                    --
      Cash paid.................................................................      (100,000)                    --
      Accrued acquisition costs.................................................      (281,000)                    --
                                                                                   -----------            -----------
  Liabilities assumed...........................................................   $    84,000            $        --
                                                                                   ===========            ===========

                            See accompanying notes.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 1999, included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain prior period amounts have been reclassified to conform to the current period presentation.


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

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Inference obligations with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                  (Unaudited)


3.   Basic and Diluted Net Income (Loss) Per Share

     Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted-average number of common and common share equivalents during the period. Common share equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of Inference's outstanding options and warrants.

     Options to purchase 2,293,000 shares and 2,144,000 shares of common stock were outstanding at October 31, 1999 and 1998, respectively. These options were not included in the computation of diluted net loss per share for the three months ended October 31, 1999 and the nine months ended October 31, 1999 and 1998 as a result of their anti-dilutive effect. Such stock options could have a dilutive effect in future periods. In addition, the diluted net loss per share for the nine months ended October 31, 1998 does not include the common share equivalent effect of 22,000 shares of common stock, which could have been issued under outstanding warrants. Diluted net income per share during the three months ended October 31, 1998 included common share equivalents of 91,000, which were primarily related to shares issuable upon the exercise of stock options.


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

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                  (Unaudited)


5.   Business Acquisition

     On April 30, 1999, Inference acquired all of the outstanding capital stock of Verix Software ("Verix"), a privately held developer of Web direct sales applications for e-commerce companies, for approximately $1,487,000. The results of Verix' operations have been combined with those of Inference since the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following:

Cash.................................................  $    100,000
Inference common stock...............................     1,106,000
Acquisition costs....................................       281,000
                                                       ------------
                                                       $  1,487,000
                                                       ============

     A summary of the preliminary purchase price allocation is as follows:

Tangible assets......................................  $     54,000
In-process research and development..................       450,000
Developed technology.................................       400,000
Goodwill.............................................       567,000
Workforce............................................       100,000
Liabilities assumed..................................       (84,000)
                                                       ------------
                                                       $  1,487,000
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

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                  (Unaudited)


5.   Business Acquisition (Continued)

     Unaudited proforma combined results of operations for the nine months ended October 31, 1999 and 1998 have been prepared as if the acquisition occurred at the beginning of each period.

                                                 Nine Months Ended October 31,
                                                -------------------------------
                                                    1999              1998
                                                -------------     -------------
Total revenues................................. $  17,419,000     $  22,185,000
                                                =============     =============

Net loss....................................... $  (8,859,000)    $  (3,895,000)
                                                =============     =============

Basic and diluted net loss per share........... $       (1.19)    $       (0.52)
                                                =============     =============

6.   Restructuring Costs

     In the quarter ended October 31, 1998, Inference recorded a restructuring charge of $282,000, all of which was paid prior to the end of that quarter, related to severance costs associated with personnel changes in the Company's executive management team.

     In the quarter ended July 31, 1998, Inference downsized operations in its subsidiary in France. As a result, Inference recorded a restructuring charge related to lease abandonment and severance charges in the amount of $253,000, all of which was paid as of July 31, 1999.

     In the quarter ended April 30, 1998, Inference recorded a restructuring charge, primarily related to severance costs in the amount of $1.3 million, as a result of a 12% reduction in force and personnel changes in Inference's executive management team. Employees were terminated from all areas of Inference, including the marketing, development and administrative areas. These charges were fully paid as of October 31, 1998.

--------------------------------------------------------------------------------

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     In addition to historical information contained herein, this Form 10-Q contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to differences in the final results include, but are not limited to, timeliness of new k-Commerce product releases, including the Windows NT version of k-Commerce Support Enterprise, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses, changes in the competitive marketplace, market acceptance and customer demand for k-Commerce product offerings, risks of entering markets in which Inference has limited or no prior experience and the potential loss of key employees. Third quarter financial results are not an indication of future results. Further information on potential factors that may affect future results are discussed further in the section of this Form 10-Q entitled "Additional Factors That May Affect Future Results," and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents Inference files from time to time with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K, Current Reports on Form 8-K and Registration Statement on Form S-3.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Results of Operations

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the three and nine months ended October 31, 1999 and 1998:

                                              Three months ended          Nine months ended
                                                  October 31,                 October 31,
                                              ------------------          -----------------
                                                1999     1998               1999     1998
                                              -------- ---------          -------- --------
Revenues:
  Products...................................     42%     59%                43%      55%
  Services...................................     58%     41%                57%      45%
                                              -------- ---------          -------- --------
    Total....................................    100%    100%               100%     100%
Operating costs and expenses:
  Products...................................      6%      3%                 4%       3%
  Services...................................     28%     20%                28%      23%
  Product development........................     39%     16%                32%      17%
  Sales and marketing........................     82%     46%                69%      51%
  General and administrative.................     19%     10%                16%      14%
  Amortization of intangibles................      1%      --                 1%       --
  Acquisition related........................      --      --                 4%       --
  Restructuring..............................      --      3%                 --       8%
                                              -------- ---------          -------- --------
    Total....................................    175%     98%               154%     116%
                                              -------- ---------          -------- --------
Loss from operations.........................    (75%)     2%               (54%)    (16%)
                                              ======== =========          ======== ========

Three months ended October 31, 1999 and October 31, 1998

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

--------------------------------------------------------------------------------

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Inference obligations with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

     Total revenues decreased to $5,514,000 in the three months ended
October 31, 1999 from $8,324,000 in the three months ended October 31, 1998. This 34% decrease was primarily attributable to a decrease in product revenue. We have recently released our k-Commerce Sales line of products and k-Commerce Support Enterprise product, which are intended to enable our customers to provide personalized one-to-one sales, service and support over the Web. To best capitalize on the opportunities presented by our new offerings, we have refocused and realigned our resources into two separate product divisions, k-Commerce Support Sales and k-Commerce Support Enterprise.

     Total revenues from the Americas operations decreased to $3,198,000 in the three months ended October 31, 1999 from $4,497,000 in the three months ended October 31, 1998, representing a 29% decrease. Total international revenues decreased to $2,316,000 in the three months ended October 31, 1999 from $3,827,000 in the three months ended October 31, 1998, representing a 39% decrease. Total international revenues for the three months ended October 31, 1999 and October 31, 1998 represented 42% and 46% of total revenues, respectively. We currently have subsidiaries in the United Kingdom, France and the Netherlands, offering licenses and consulting services, and have relationships with 11 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from our future international operations and, consequently, our results of operations and financial condition.

Product Revenue

     Product revenue decreased to $2,294,000 in the three months ended
October 31, 1999 from $4,912,000 in the three months ended October 31, 1998, representing a decrease of 53%. The decrease in product revenue was due to lower unit sales volumes, combined with a lower average transaction size. The prices of our products have remained relatively constant. Product revenue represented 42% and 59% of total revenues for the three months ended October 31, 1999 and October 31, 1998. During the three months ended October 31, 1999, four customers in the aggregate accounted for 44% of total product revenue, while during the three months ended October 31, 1998, one customer accounted for 38% of total product revenue.

     Product revenue from the Americas operations decreased to $1,245,000 in the three months ended October 31, 1999 from $2,617,000 in the three months ended October 31, 1998, representing a 52% decrease. International product revenue decreased to $1,049,000 in the three months ended October 31, 1999 from $2,295,000 in the three months ended October 31, 1998, representing a 54% decrease.

Service Revenue

     Service revenue consists of maintenance revenue and consulting revenue. Total service revenue decreased to $3,220,000 in the three months ended October 31, 1999 from $3,412,000 in the three months ended October 31, 1998, representing a 6% decrease.

--------------------------------------------------------------------------------

     Service revenue from the Americas operations increased to $1,953,000 in the three months ended October 31, 1999 from $1,880,000 in the three months ended October 31, 1998, representing a 4% increase. Service revenue from the Americas operations included maintenance revenue of $1,206,000 and $926,000 in the three months ended October 31, 1999 and 1998, respectively, and consulting revenue of $747,000 and $954,000 in the three months ended October 31, 1999 and 1998, respectively. The increase in maintenance revenue was primarily the result of continued customer renewals during the nine months ended October 31, 1999 and significant maintenance contracts booked with product deals in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. The decrease in consulting revenue was primarily attributable to a decline in domestic product revenue during the nine months ended October 31, 1999, compared to the nine months ended October 31, 1998.

     International service revenue decreased to $1,267,000 in the three months ended October 31, 1999 from $1,532,000 in the three months ended October 31, 1998, representing a 17% decrease. International service revenue included maintenance revenue of $666,000 and $598,000 in the three months ended
October 31, 1999 and 1998, respectively, and consulting revenue of $601,000 and $934,000 in the three months ended October 31, 1999 and 1998, respectively. The decrease in consulting revenue was primarily attributable to a decline in international product revenue during the nine months ended October 31, 1999, compared to the nine months ended October 31, 1998.

Cost of Product Revenue

     Cost of product revenue, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to partners and third-party vendors, increased to $339,000 in the three months ended October 31, 1999 from $233,000 in the three months ended October 31, 1998, representing a 45% increase. The increase was primarily attributable to royalties of $165,000 due to our partner, eGain. The gross margin on product revenue was 85% and 95% for the three months ended October 31, 1999 and October 31, 1998, respectively. The decrease was primarily related to an increase in royalty expense combined with a decline in product revenue.

     As part of our development of the k-Commerce product line, we intend to incorporate certain third party technology into our products, allowing us to focus on providing quality, performance and functionality in our knowledge-based technology. To the extent that we are required to pay royalties to these third parties, the gross margin on product revenues will decrease accordingly.

Cost of Service Revenue

     Cost of service revenue, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,533,000 in the three months ended October 31, 1999 from $1,615,000 in the three months ended October 31, 1998, representing a 5% decrease. The gross margin on service revenue was 52% and 53% for the three months ended October 31, 1999 and October 31, 1998, respectively.

Product Development

     Product development expenses consist primarily of employee-related costs, including salaries and benefits, in addition to equipment and facility costs incurred in the research, design, development and enhancement of our products. Product development expenses increased to $2,167,000 in the three months ended October 31, 1999 from $1,358,000 in the three months ended October 31, 1998, representing a 60% increase. The increase was primarily due to the growth of the product development organization to expand on our k-Commerce product suite. Product development expenses as a percentage of total revenues were 39% and 16% for the three months ended October 31, 1999 and October 31, 1998, respectively. We incurred substantial product development costs in the three months ended October 31, 1999 to complete the development of our k-Commerce Support Enterprise product, which was released on October 26, 1999. Consequently, we expect that product development expenses associated with this product will begin to decline in the next quarter. However, we believe that continued investment in product development will be required for our recently released k-Commerce Sales line of products to obtain acceptance and market advantage. Therefore, we do not anticipate significant decreases in total product development expenses.

--------------------------------------------------------------------------------

Sales and Marketing

     Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Sales and marketing expenses increased to $4,546,000 in the three months ended October 31, 1999 from $3,807,000 in the three months ended October 31, 1998, representing a 19% increase. The increase was primarily attributable to increased marketing activity related to the launch and promotion of our k-Commerce Sales and k-Commerce Support Enterprise products. The increase in marketing expenses was partially offset by a decrease in commissions resulting from a decline in product revenue. Sales and marketing expenses as a percentage of total revenues were 82% and 46% for the three months ended October 31, 1999 and October 31, 1998, respectively.

General and Administrative

     General and administrative expenses consist of the personnel costs for finance and accounting, human resources, information systems and general management of Inference. General and administrative expenses increased to $1,021,000 in the three months ended October 31, 1999 from $853,000 in the three months ended October 31, 1998, representing a 20% increase. The increase was primarily due to an increase in headcount in the current quarter, compared to the same quarter in the prior year. General and administrative expenses as a percentage of total revenues were 19% and 10% for the three months ended
October 31, 1999 and October 31, 1998, respectively.

Amortization of Intangible Assets

     We recorded amortization of intangible assets of $61,000 for the three months ended October 31, 1999. This was based upon intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software.

Restructuring

     In the quarter ended October 31, 1998, we recorded a restructuring charge of $282,000 related to severance costs associated with personnel changes in our executive management team, all of which was paid prior to the end of that quarter.

Interest Income and Other Expenses, Net

     Interest income and other expenses, net, primarily interest income, decreased to $205,000 in the three months ended October 31, 1999 from $337,000 in the three months ended October 31, 1998, representing a 39% decrease. The decrease was primarily due to a decrease in interest income as a result of a reduction in cash balances.


Nine months ended October 31, 1999 and October 31, 1998

Revenues

     Total revenues decreased to $17,414,000 in the nine months ended
October 31, 1999 from $22,185,000 in the nine months ended October 31, 1998, representing a 22% decrease, which was primarily attributable to a decrease in product revenue.

     Total revenues from the Americas operations decreased to $10,170,000 in the nine months ended October 31, 1999 from $12,457,000 in the nine months ended October 31, 1998, representing an 18% decrease. Total international revenues decreased to $7,244,000 in the nine months ended October 31, 1999 from $9,728,000 in the nine months ended October 31, 1998, representing a 26% decrease. Total international revenues for the nine months ended October 31, 1999 and October 31, 1998 represented 42% and 44% of total revenues, respectively.

Product Revenue

     Product revenue decreased to $7,503,000 in the nine months ended
October 31, 1999 from $12,105,000 in the nine months ended October 31, 1998, representing a decrease of 38%. The decrease in product revenue was due to lower

--------------------------------------------------------------------------------
unit sales volumes, combined with a lower average transaction size. The prices of our products have remained relatively constant. Product revenue represented 43% and 55% of total revenues for the nine months ended October 31, 1999 and October 31, 1998. During the nine months ended October 31, 1998, three customers in the aggregate accounted for 30% of total product revenue.

     Product revenue from the Americas operations decreased to $3,969,000 in the nine months ended October 31, 1999 from $6,905,000 in the nine months ended October 31, 1998, representing a 43% decrease. International product revenue decreased to $3,534,000 in the nine months ended October 31, 1999 from $5,200,000 in the nine months ended October 31, 1998, representing a 32% decrease.

Service Revenue

     Service revenue consists of maintenance revenue and consulting revenue. Total service revenue decreased to $9,911,000 in the nine months ended October 31, 1999 from $10,080,000 in the nine months ended October 31, 1998, representing a decrease of 2%.

     Service revenue from the Americas operations increased to $6,201,000 in the nine months ended October 31, 1999 from $5,552,000 in the nine months ended October 31, 1998, representing a 12% increase. Service revenue from the Americas operations included maintenance revenue of $3,490,000 and $2,720,000 in the nine months ended October 31, 1999 and 1998, respectively, and consulting revenue of $2,711,000 and $2,832,000 in the nine months ended October 31, 1999 and 1998, respectively. The increase in maintenance revenue was primarily the result of continued customer renewals during the nine months ended October 31, 1999 and significant maintenance contracts booked with product deals in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000. The decrease in consulting revenue was primarily attributable to a decline in domestic product revenue during the nine months ended October 31, 1999, compared to the nine months ended October 31, 1998.

     International service revenue decreased to $3,710,000 in the nine months ended October 31, 1999 from $4,528,000 in the nine months ended October 31, 1998, representing an 18% decrease. International service revenue included maintenance revenue of $2,072,000 and $1,598,000 in the nine months ended October 31, 1999 and 1998, respectively, and consulting revenue of $1,638,000 and $2,930,000 in the nine months ended October 31, 1999 and 1998, respectively. The increase in maintenance revenue was primarily the result of continued customer renewals during the nine months ended October 31, 1999. The decrease in consulting revenue was primarily attributable to a decline in international product revenue during the nine months ended October 31, 1999, compared to the nine months ended October 31, 1998.

Cost of Product Revenue

     Cost of product revenue increased to $744,000 in the nine months ended October 31, 1999 from $611,000 in the nine months ended October 31, 1998, representing a 22% increase. The increase was primarily attributable to royalties of $165,000 due to our partner, eGain, during the three months ended October 31, 1999. The gross margin on product revenue was 90% and 95% for the nine months ended October 31, 1999 and October 31, 1998, respectively. The decrease was primarily related to an increase in royalty expense combined with a decline in product revenue.

Cost of Service Revenue

     Cost of service revenue decreased to $4,915,000 in the nine months ended October 31, 1999 from $5,177,000 in the nine months ended October 31, 1998, representing a 5% decrease. The gross margin on service revenue was 50% and 49% for the nine months ended October 31, 1999 and October 31, 1998, respectively.

Product Development

     Product development expenses increased to $5,556,000 in the nine months ended October 31, 1999 from $3,860,000 in the nine months ended October 31, 1998, representing a 44% increase. The increase was primarily due to the growth of the product development organization to expand on our k-Commerce product suite. Product development expenses as a percentage of total revenues were 32% and 17% for the nine months ended October 31, 1999 and October 31,

--------------------------------------------------------------------------------

1998, respectively. We incurred substantial product development costs in the nine months ended October 31, 1999 to complete the development of our k-Commerce Support Enterprise product, which was released on October 26, 1999. Consequently, we expect that product development expenses associated with this product will begin to decline in the next quarter. However, we believe that continued investment in product development will be required for our recently released k-Commerce Sales line of products to obtain acceptance and market advantage. Therefore, we do not anticipate significant decreases in total product development expenses.

Sales and Marketing

     Sales and marketing expenses increased to $12,008,000 in the nine months ended October 31, 1999 from $11,278,000 in the nine months ended October 31, 1998, representing an increase of 6%. The increase was primarily attributable to increased marketing activity related to the launch and promotion of our k-Commerce Sales and k-Commerce Support Enterprise products. The increase in marketing expenses was partially offset by a decrease in commissions resulting from a decline in product revenue. Sales and marketing expenses as a percentage of total revenues were 69% and 51% for the nine months ended October 31, 1999 and October 31, 1998, respectively.

General and Administrative

     General and administrative expenses decreased to $2,796,000 in the nine months ended October 31, 1999 from $3,100,000 in the nine months ended October 31, 1998, representing a 10% decrease. The decrease in general and administrative expenses primarily resulted from significant legal fees incurred during the six months ended July 31, 1998 associated with the ServiceSoft litigation, which was settled in July 1998. The decrease in general and administrative expenses was partially offset by an increase in this category in the three months ended October 31, 1999 due to an increase in headcount. General and administrative expenses as a percentage of total revenues were 16% and 14% for the nine months ended October 31, 1999 and October 31, 1998, respectively.

Amortization of Intangible Assets

     We recorded amortization of intangible assets of $122,000 for the nine months ended October 31, 1999. This was based upon intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software.

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

--------------------------------------------------------------------------------

Restructuring

     In the quarter ended October 31, 1998, Inference recorded a restructuring charge of $282,000, all of which was paid prior to the end of that quarter, related to severance costs associated with personnel changes in the Company's executive management team.

     In the quarter ended July 31, 1998, Inference downsized operations in its subsidiary in France. As a result, Inference recorded a restructuring charge related to lease abandonment and severance charges in the amount of $253,000, all of which was paid as of July 31, 1999.

     In the quarter ended April 30, 1998, Inference recorded a restructuring charge, primarily related to severance costs in the amount of $1.3 million, as a result of a 12% reduction in force and personnel changes in Inference's executive management team. Employees were terminated from all areas of Inference, including the marketing, development and administrative areas. These charges were fully paid as of October 31, 1998.

Interest Income and Other Expenses, Net

     Interest income and other expenses, net, primarily interest income, decreased to $718,000 in the nine months ended October 31, 1999 from $953,000 in the nine months ended October 31, 1998, representing a 25% decrease. The decrease was primarily due to a decrease in interest income resulting from a reduction in cash.

Liquidity and Capital Resources

     Cash and cash equivalents at October 31, 1999 were $18,813,000, a decrease of $6,948,000 since January 31, 1999. Working capital at October 31, 1999 was $14,921,000.

     Net cash used in operating activities amounted to $6,747,000 during the nine months ended October 31, 1999, as compared to net cash used in operating activities of $170,000 during the nine months ended October 31, 1998.

     Investing activities for the nine months ended October 31, 1999 included $1,130,000 for net purchases of property and equipment and $84,000 related to the acquisition of Verix Software. We had no significant capital commitments as of October 31, 1999.

     Cash provided by financing activities for the nine months ended October 31, 1999 included $1,050,000 for the issuance of 369,000 shares of our common stock.

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

               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE RECENTLY EXPERIENCED QUARTERLY LOSSES, WE EXPECT TO INCUR LOSSES IN THE NEAR FUTURE AND WE MAY NOT EVER BECOME PROFITABLE

     We have now experienced losses in four of the last six quarters. As of October 31, 1999, we had an accumulated deficit of approximately $30 million. We expect to continue to incur net losses in the near future and possibly longer. We anticipate that our expenses will continue to be high in the foreseeable future as we continue to grow our k-

--------------------------------------------------------------------------------

Commerce Sales division, develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenues fail to keep pace with our expenses, we will continue to incur losses. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

FAILURE TO ACHIEVE BROAD MARKET ACCEPTANCE OF THE K-COMMERCE SUITE OF PRODUCTS MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

     Broad market acceptance of our k-Commerce Sales line of products and k-Commerce Support Enterprise product is critical to our future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on our business, operating results and financial condition. As part of the k-Commerce initiative, we have entered into several partnering agreements for the purposes of extending the offerings and capabilities of our products. There can be no assurance that these relationships will translate into increased revenues or additional demand for our products.

DELAYS IN PRODUCT DEVELOPMENT MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

     Our primary product development effort is focused on further building and enhancing the k-Commerce product line. There can be no assurance that the further development of these new product lines will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. Our future operations will be substantially dependent on the k-Commerce product line, and failure to achieve market acceptance of this family of products would have a material adverse effect on Inference's business, operating results and financial condition.

     We have in the past experienced delays in software development, and there can be no assurance that we will not experience further delays in connection with our current product development or future development activities. Software products as complex as those offered by us may contain undetected errors when first introduced or as new versions are released. Despite the quality assurance procedures we currently have in place, there can be no assurance that errors will not be found in our new or enhanced products after commencement of commercial shipments, or that modifications to such products will not be required to satisfy customer requirements, resulting in loss of or delay in market acceptance. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our business, operating results and financial condition.

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

        . Fluctuation of consulting service revenue depending upon the status of projects

        . Varying budgeting cycles of our existing and potential customers

        . Any downturn in our customers' businesses, in the domestic economy or in international economies where our customers do substantial business

        . Changes in our pricing policies resulting from competitive pressures such as aggressive price discounting by our competitors

--------------------------------------------------------------------------------

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

     . Changes in the mix of revenues attributable to domestic and international sales

     .  Seasonal buying patterns which tend to peak in the fourth quarter

     . Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

  Certain of the above factors can have a particularly significant effect on our quarterly results, and they include the following:

  FLUCTUATIONS IN LARGE CONTRACT LICENSE REVENUE. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. To the extent we rely on these large orders to meet our quarterly operating objectives, failure to close such contracts in compliance with SOP 97-2, as modified by SOP 98-4, and in a specified time period, could adversely affect our operating results.

  VARYING SALES CYCLE. Product revenue is also difficult to forecast because the market for client/server and Web-based software products is rapidly evolving, and our sales cycle, from initial trial to multiple copy purchases and the provision of support services, varies substantially from customer to customer. Because our staffing and other operating expenses are based on anticipated revenues, a substantial portion of which is not typically generated until the end of each quarter, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. We also may choose to reduce prices or to increase spending in response to competition or to pursue new market opportunities, which may adversely affect our operating results. Accordingly, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as an indication of future performance.

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

  Due to all of the foregoing factors, it is likely that in some future quarters our operating results will be below the expectations of investors. Regardless of the general outlook for our business, the announcement of quarterly operating results below investor expectations is likely to result in a decline in the trading price of our Class A Common Stock.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS COULD ADVERSELY AFFECT OUR BUSINESS

  Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. We have completed a Year 2000 compliance review for all products released through October 31, 1999. We do not anticipate that addressing the Year 2000 problem for our products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

  All our products are capable of correctly identifying, manipulating, and performing calculations on dates later than December 31, 1999, where operations based on dates held in 2 digit format are affected due to re-sequencing from 99 to 00. We have instituted, within our product design specifications, the requirement that internal date representations are held in full format and manipulations are not performed on short formats. This assumes the software is used in accordance with its associated documentation and provided that when the software is linked up to other components, such components factor in the calendar date on the same conditions as our products. However, despite design review and ongoing testing, our products may contain undetected errors or defects associated with Year 2000 date handling. Known or unknown errors or defects in its products could result in (i) delay or loss of revenue; (ii) diversion of

--------------------------------------------------------------------------------
development resources; (iii) damage to reputation; and (iv) increased service and warranty costs. The occurrence of any of these errors or defects could adversely affect our business, operations and financial condition.

  Year 2000 issues may also affect the computer systems used internally by us to manage and operate our business. To date we have not incurred and do not believe that we will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As of October 31, 1999, we had completed our review of all internal hardware systems and software applications, both domestically and internationally, to determine that they are complaint with the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. We believe that the worst-case scenario if such problems occur would be our inability to ship products and record revenue, which would materially adversely affect our business, operations and financial condition.

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

  We have funded our Year 2000 activities from available cash and we have not separately accounted for these costs in the past. To date, these costs have not been material. We may incur additional costs for administrative, customer support, internal IT and product engineering activities to address ongoing Year 2000 issues. We have developed alternative procedures to address situations that may result if unanticipated problems caused by undetected errors or defects in either internal systems or our products arise. The cost of implementing such procedures may be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

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

--------------------------------------------------------------------------------

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

WE MAY LOSE LARGE CUSTOMER PURCHASES WHICH MAY MATERIALLY ADVERSELY AFFECT OUR REVENUE

  We occasionally sell our products to large customers. Large customers are expected to deploy our products in business critical operations, which involve significant capital and management commitments by such customers. Potential large customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements.
A variety of factors, including factors over which we have little or no control, may cause potential large customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for our products to these large customers is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling to large customers, our ability to forecast the timing and amount of specific sales is limited. The delay or failure to complete, in compliance with SOP 97-2, one or more large transactions to which we have devoted significant resources could have a material adverse effect on our business, operating results and financial condition and could cause significant variations in our operating results from quarter to quarter.

OUR EXECUTIVE OFFICERS AND CERTAIN KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THE LOSS OF ONE OR MORE OF SUCH OFFICERS AND KEY PERSONNEL OR THE UNSUCCESSFUL INTEGRATION OF REPLACEMENTS FOR SUCH PERSONNEL COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS

  We have recently experienced significant changes to our executive management team. There can be no assurance that our existing management team will work effectively together or be successful in fulfilling our desired objectives. The occurrence of any of these factors could materially adversely affect our business, results of operations and financial condition. Our success will depend to a significant extent on the continued service of certain key sales, technical and senior management personnel. If we continue to experience significant changes to our executive management team and lose the services of any our key employees, this could materially adversely affect our business, results of operations and financial condition, particularly if one or more of our senior executives or key employees decided to join a competitor, or otherwise compete directly or indirectly with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

--------------------------------------------------------------------------------

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

COMPETITION MAY AFFECT THE AMOUNT OF REVENUE WE CAN GENERATE FROM SALES OF OUR PRODUCTS AND SERVICES WHICH COULD ADVERSELY AFFECT OUR BUSINESS

  The market for customer support software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than us. Among our major competitors in the problem identification and resolution segment of the market are Primus Knowledge Solutions, Inc., Clarify, Inc., Verity, Inc. and other small privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications that eliminate the need to acquire software and services from third-party vendors such as us.

  We believe that that the competitive factors affecting the market for our products and services include vendor and product reputation; product quality, performance and price; product functionality and features; product scalability; product integration with other enterprise applications; the availability of products on multiple platforms; product ease-of-use; and the quality of customer support services, documentation and training. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

  Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than us to new technologies and evolving customer requirements. In order to be successful in future, we must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while we are currently developing additional product enhancements that we believe address customer requirements, there can be no assurance that we will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that we will be able to continue to compete effectively in its market, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results and financial condition.

OUR FUTURE REVENUE IS SUBSTANTIALLY DEPENDENT UPON SERVICE REVENUE; WHICH IS DEPENDENT ON FUTURE SALES OF OUR SOFTWARE PRODUCTS

  We depend on our installed customer base for service revenue. Service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Therefore, our current customers may not necessarily generate significant service revenue in future periods. In addition, our customers may not necessarily purchase additional products or professional services. Our service revenue is also dependent upon the continued use of these services by our installed customer base. Service revenue represented 43% of total revenues for fiscal 1999, 53% for fiscal 1998 and 43% for fiscal 1997. We anticipate that service revenue will continue to represent a significant percentage of total revenues. Because service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenues represented by service revenue or an unexpected decrease in

--------------------------------------------------------------------------------
license revenue could have a detrimental impact on overall gross margins and operating results. If service revenue is lower than anticipated, our business, financial condition and operating results could be materially and adversely affected.

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

     .  Disruption of our on-going businesses

     . Difficulty in realizing the potential financial or strategic benefits of the transaction

--------------------------------------------------------------------------------

     . Difficulty in maintaining uniform standards, controls, procedures and policies across the existing and acquired businesses

     . Difficulty in entering markets where we have no or limited prior experience

     . Possible impairment of relationships with employees and customers as a result of any integration of new businesses and management personnel

     . Possible dilution to existing stockholders if the consideration for such transaction is paid in common stock

     . Possible write-offs of software development costs or other assets, acquisition of severance liabilities, or amortization of expenses related to goodwill and other intangible assets and/or the acquisition of debt, any of which could materially adversely affect our business, financial condition, cash flows and results of operations.

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

PRODUCT LIABILITY CLAIMS ASSERTED AGAINST US IN THE FUTURE COULD ADVERSELY AFFECT OUR BUSINESS

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products may entail the risk of such claims, and there can be no assurance that we will not be subject to such claims in the future. In particular, issues relating to Year 2000 compliance have increased awareness of the potential adverse effects of software defects and malfunctions. While we carry insurance policies covering this type of liability, these policies may not provide sufficient protection should a claim be asserted. A material product liability claim could materially adversely affect our business.

--------------------------------------------------------------------------------

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

  In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do not operate. We may also be unable to protect our technology because:

     . Unauthorized third parties may be able to copy aspects of our products or obtain and use our proprietary information, including by our licensing activities where we provide third parties with access to our data model and other proprietary information underlying our licensed applications

     .  Our competitors may independently develop similar or superior technology

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

THIRD PARTIES COULD ASSERT THAT OUR PRODUCTS INFRINGE THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

  We are not aware that any of our products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by us with respect to current or future products. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products. Any of these type of claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on our business, operating results and financial condition. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the customer support software industry grows and the functionality of such products overlaps with other industry segments. As a result of these factors, infringement claims could materially adversely affect our business.

--------------------------------------------------------------------------------

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

WE MAY BECOME SUBJECT TO LITIGATION

  We may become subject to legal proceedings and claims that arise in the ordinary course of business. We currently believe that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on our results of operations as a result of defense costs, diversion of management resources and other factors.


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

  In addition, these subsidiaries, which represented approximately 42% of our total revenue in fiscal 1999, are subject to risks typical of an international business, including, but not limited to the following, the occurrence of any of which could materially adversely impact our business, operations and financial condition:

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

--------------------------------------------------------------------------------

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

  We are taking steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions and examine current marketing and pricing policies and strategies in light of the Euro conversion. Although, we have not yet completed evaluating the impact of the Euro conversion on our functional currency designations, the cost of this effort is not expected to have a material adverse effect on our results of operations and financial condition. There can be no assurance, however, that all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on our results of operations or financial condition.

  The conversion to the Euro also may have competitive implications on our pricing and marketing strategies, the impact of which are not known at this time. Additionally, we are at risk to the extent our principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion.

WE ARE EXPOSED TO MARKET RATE RISK FOR CHANGES IN INTEREST RATES

  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We currently do not use derivative financial instruments. We invest, by policy, our excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limit the amount of credit exposure to any one issuer. As of October 31, 1999, our investments consisted primarily of funds contained in money market accounts. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

--------------------------------------------------------------------------------

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

ITEM 5.   Other Information

  None.

ITEM 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits required by Item 601 of Regulation S-K

      Exhibit
      Number     Exhibit
      ------     -------

        27       Financial Data Schedule.

  (b) Reports on Form 8-K

      1. On December 10, Inference filed a Form 8-K with the Securities and Exchange Commission to announce management changes and financial results for the quarter ended October 31, 1999.

--------------------------------------------------------------------------------

                                   SIGNATURE


  Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Inference Corporation


                      /s/ CHARLES W. JEPSON
                      -------------------------------
                      Charles W. Jepson
                      President And Chief Executive Officer
                      (Duly Authorized Officer, Principal Executive Officer and Principal Financial Accounting Officer)

                      Dated:  December 13, 1999

--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


      Exhibit
      Number     Exhibit
      ------     -------

        27       Financial Data Schedule.

--------------------------------------------------------------------------------