Form 10-K/A
period 1999-01-31
INFERENCE CORP /CA/
filed 2000-04-05
CIK 945446

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1999
                                       OR
[ ] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
     _____________.

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


                                100 Rowland Way
                            Novato, California 94945
          (Address of principal executive offices, including zip code)

                                 (415) 893-7200
              (Registrant's Telephone Number, Including Area Code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None

         Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days.   YES    X  NO
                                          ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.   ____

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $62,012,000 as of March 16, 2000, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Class A Common Stock held by each officer and director and by each person who beneficially owns 5% or more of the outstanding Class A Common Stock
have been excluded in that such persons may be deemed to be affiliates.   The
determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 16, 2000, there were 7,869,737 shares of the Registrant's Class A Common Stock, $0.01 par value per share outstanding.

================================================================================

     This Report on Form 10-K/A (Amendment No. 1) is being filed solely for the purpose of correcting the text of three exhibits filed with the Report on Form 10-K, filed by the Registrant on April 29, 1999.

     This amendment to the Company's Annual Report of Form 10-K, which sets forth Item 14 of such report, does not otherwise attempt to update the information included herein beyond the original filing date of the report.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  The following documents are filed as part of this Amendment No. 1:


Exhibit No.  Description
-----------  -----------

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

4.5 Form of Certificate of Designations of Junior Participating Preferred Stock (incorporated by reference to Exhibit 4 to the Form 8-A).

10.1* The Amended and Restated Inference Corporation 1993 Stock Option Plan and forms of agreement thereunder. (1)

10.2* The Registrant's Fourth Amended and Restated Incentive Stock Option Plan and Nonqualified Stock Option Plan and forms of agreements thereunder. (1)

10.3         Not used

10.4*        The Amended and Restated Inference Corporation 1993 Stock Option
             Plan.(7)

10.5*        The Inference Corporation Amended Employee Stock Purchase Plan. (7)

10.6         The Inference Corporation 1998 Non-Management Stock Option Plan.
             (7)

10.7 Settlement Agreement dated as of August 16, 1998 between the Registrant and William D. Griffin. (6)

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

10.16        Not used

10.17 Knowledge-Pak Reseller License Agreement dated May 1, 1994 between the Registrant and ServiceWare, Inc. (1)

10.18-10.20  Not used

10.21 Distributorship and Licensing Agreement dated June 20, 1998 between the Registrant and Nichimen Corporation, and Adenda thereto. (1)

10.22        Not used

10.23 Golden Gate Plaza Full Service Lease dated October 14, 1994 between Novato Gateway Associates and the Registrant. (1)

10.24-10.26  Not used

10.27 Agreement and Plan of Reorganization dated August 13, 1996 among Quarterdeck Corporation, Limbex Corporation, the Registrant and the other shareholders of Limbex Corporation named therein. (2)

10.28 License Agreement dated January 31, 1994 between the Registrant and International Business Machines Corporation, together with amendments thereto. (1)

10.29 Software License, Customization and Maintenance Agreement dated April 28, 1995 between the Registrant and Bank of America National Trust and Savings Association. (1)

10.30        Not used.

10.31 Agreement G 16187 D for Procurement of License and Maintenance of Software and Software Development dated February 1, 1991 between the Registrant and American Telephone and Telegraph Company, together with amendments and related order agreements thereto. (2)

10.32 Agreement for Underleases dated March 1, 1995 between the Registrant and Digital Equipment Co. Limited (lease for the facility in the United Kingdom). (1)

10.33 Technology License Agreement dated May 9, 1995 between the Registrant and Limbex Corporation. (1)

10.34 Software License and Maintenance Agreement dated September 22, 1995 between the Registrant and ICL Sorbus UK Limited. (2)

10.35 License and Consulting Agreements dated March 30, 1995 between the Registrant and Gateway 2000. (2)

10.36-10.37  Not used.

10.38* Indemnification Agreement dated March 13, 1998 between Registrant and Mark A. Wolf. (5)

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

10.46        Not used.

10.47* Indemnification Agreement dated August 21, 1995 between the Registrant and Scott Gibson. (2)

21.1         Subsidiaries of the Registrant. (4)

23.1         Consent of the Independent Auditors. (6)

27.1         Financial Data Schedule. (6)

-----------------

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

(6) Incorporated by reference to Exhibit of same number to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

(7)   Filed herewith.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) if the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Inference Corporation

Date:  April 4, 2000                By:      /s/ Charles W. Jepson
                                        ---------------------------------------
                                        Charles W. Jepson
                                        President and Chief Executive Officer


                                        /s/ Philip Ranger
                                        ---------------------------------------
                                        Philip Ranger
                                        Chief Financial Officer


     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Charles W. Jepson       Chief Executive Officer      April 4, 2000
-----------------------     (Principal Executive Officer),
Charles W. Jepson           President and Director



/s/ Philip Ranger           Chief Financial Officer      April 4, 2000
-----------------------
Philip Ranger


          *                 Director                     April 4, 2000
-----------------------
Louis C. Cole III


          *                 Director                     April 4, 2000
-----------------------
C. Scott Gibson


          *                 Director                     April 4, 2000
-----------------------
John J. Katsaros


          *                 Director                     April 4, 2000
-----------------------
Raymond A. Smelek


*By:/s/ Charles W. Jepson
    ---------------------
      Attorney-in-Fact