Form 10-K405
period 2000-01-31
INFERENCE CORP /CA/
filed 2000-04-05
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 31, 2000, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to         .

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

As of March 16, 2000, there were 7,869,737 outstanding shares of the Registrant's Class A Common Stock, $0.01 par value per share, and no outstanding shares of the Registrant's Class B Common Stock, $0.01 par value per share.

                             INFERENCE CORPORATION

                      FISCAL 2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                          PART I
                                          ------
Item 1.   Business...................................................................   3

Item 2.   Properties.................................................................  12

Item 3.   Legal Proceedings..........................................................  12

Item 4.   Submission of Matters to a Vote of Security Holders........................  12

                                          PART II
                                          -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......  13

Item 6.   Selected Financial Data....................................................  14

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations............................................................  17

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................  29

Item 8.   Financial Statements and Supplementary Data................................  31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure...............................................................  31

                                          PART III
                                          --------
Item 10.  Directors and Executive Officers of the Registrant.........................  31

Item 11.  Executive Compensation.....................................................  33

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............  37

Item 13.  Certain Relationships and Related Transactions.............................  38

                                          PART IV
                                          -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  41

SIGNATURES...........................................................................  68

     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. Factors that could cause or contribute to differences in the final results include, but are not limited to, timeliness of new k-Commerce product releases, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses, changes in the competitive marketplace, market acceptance and customer demand for k-Commerce product offerings, risks of entering markets in which we have limited or no prior experience and the potential loss of key employees. Year end financial results are not an indication of future results. Further information on potential factors that may affect future results are discussed further in the section of this Form 10-K entitled "Additional Factors That May Affect Future Results" and "Quantitative and Qualitative Disclosures about Market Risk." Further information on potential factors that may affect future results are discussed from time to time in our public reports filed with the Securities and Exchange Commission.

                                    PART I

ITEM 1.  BUSINESS

General

     Inference Corporation develops, markets and supports personalized, one-to-one sales, service and support solutions over the Web for self-service and for agent-assisted customer Contact Centers to improve customer relationships. We offer a complete line of consulting, support and training services from offices throughout the U.S. and Europe. k-Commerce(TM) Support Enterprise, our e-service and support product, provides conversation-driven searching of both structured knowledge and unstructured information for solving customer queries. Our k-Commerce(TM) Sales e-merchandising software helps e-tailers know their Web visitors, anticipate their needs and target offers to turn lookers into buyers.

     On March 16, 2000, Inference and eGain Communications Corporation ("eGain") announced a definitive agreement under which eGain will acquire all of the outstanding common stock of Inference in exchange for eGain common stock. Under the terms of the agreement, Inference shareholders will receive 0.1865 shares of eGain common stock for each share of Inference common stock. This exchange ratio is subject to a "collar" mechanism of 10% above and below $53.906, the 20 day average closing price for eGain's common stock as of March 15, 2000. The collar mechanism will be employed three days prior to closing of the proposed merger. At that time, in the event the 20 day average closing price for eGain's common stock exceeds $59.297, the exchange ratio will be lowered so that Inference shareholders will receive eGain shares totaling approximately $87 million in value. Similarly, in the event the 20 day average closing price for eGain's common stock is below $48.516, the exchange ratio will be increased so that Inference shareholders will receive eGain shares totaling approximately $71 million in value. The merger is subject to Inference shareholder and government regulatory approvals. No adjustment to the recorded amounts of assets or liabilities that may result from this transaction has been made in the accompanying consolidated financial statements.

     Our primary focus to date has been on the customer service and support portion of the customer relationship management market. The customer service and support market is divided into two segments: problem management, where customer contacts and information are tracked; and problem identification and resolution, where information is obtained from the customer and used to define the problem and provide a solution. We provide products focused primarily on the problem identification and resolution segment of the customer service and support market. We believe our products enable customers and customer service agents to provide answers quickly and consistently on the basis of the following product strengths--multiple and global access options (full Contact Center support), ease of use for novice and experienced customer service agents, an enterprise-wide comprehensive knowledge base and intuitive conversation-based interactive access. Contact Center access allows customers to find answers using the method that is most convenient for them--Website, e-mail, interactive voice response ("IVR"), chat or call center. A comprehensive knowledge base takes advantage of experiences, documents and other forms of problem-solving data and makes this information available throughout the enterprise. Our value proposition is utilizing knowledge management to deliver customer solutions for self-service and agent-assisted contact centers. Our objective is to help our customers dramatically improve their customers' satisfaction, significantly reduce support costs and fuel corporate growth through increased customer retention.

     Self-service solutions allow customers to directly access a single comprehensive knowledge base through a wide-ranging set of access options. Self-service solutions improve customer satisfaction by providing global access to 7 by 24 support (7 days a week, 24 hours a day), reducing or eliminating waiting on hold or call center charges, and providing consistent accurate responses to customer queries. Agent-assisted solutions allow customer service agents to access a central knowledge base helping them--increase first call resolution, decrease response time, improve consistency and accuracy of responses, increase productivity and minimize training time.

k-Commerce Support Enterprise

     k-Commerce Support Enterprise is our latest family of products that facilitates a conversation with customers, and prospects using case-based reasoning (CBR) and other text processing and analysis technologies. A typical k-Commerce Support Enterprise session begins with a description of the problem a user is having, which is matched to descriptions of previously solved problems. k-Commerce Support Enterprise further refines the search, engaging in a conversation by posing questions and collecting answers from the user until a very likely solution is found and presented. With our knowledge creation applications, experienced service agents, knowledge engineers and experts in the relevant subject matter can continuously capture their support expertise, creating a dynamic knowledge base that utilizes experiences, documents and other problem-solving data from throughout the organization. Using knowledge gateways, companies can expand their universe by leveraging additional knowledge resources. The knowledge gateways provide direct access to Lotus Notes databases and unstructured information (through Microsoft Site Server) found in ODBC databases, e-mails, MS Office, HTML and PDF documents.

     k-Commerce Support Enterprise is scalable and available on Microsoft Windows NT. The knowledge creation applications support relational database management systems from Oracle and Microsoft. k-Commerce Support Enterprise works in client/server, internet and intranet environments, providing companies with many options to deploy knowledge. Customers can license the software or choose the Hosted Solutions program wherein we host, develop and maintain the entire Web self-service application for a monthly fee.

k-Commerce Sales

     In April 1999, Inference acquired Verix Software ("Verix") to add products and services for the online sales and merchandising portion of the customer relationship management market. Verix became the basis for our k-Commerce Sales division, which provides products focused on profiling, e-merchandising and personalized content delivery. k-Commerce Sales is a personalization and e-merchandising software application that enables companies to create a unique virtual store for everyone who visits their Web site. The products instantly engage customers with personalized content to create a unique experience for each and every user. From the moment a customer arrives at a Web site, the software allows merchants to learn about each customer while dynamically creating a personalized shopping experience based upon the customer's preferences and needs. The product allows merchants to know who their Web visitors are, anticipate their needs and target offers to turn more lookers into buyers.

     With k-Commerce Sales, there is no need to rebuild an existing Website. The application simply enhances existing sites, allowing merchants to deliver personalized interaction with each and every customer. In addition, the software allows e-tail managers, not programmers, to drive the selling process, run instant promotions, analyze results and manage campaigns in real time.

     Our value proposition is to maximize our customer's Return on Web Investment (ROWI) by converting more Web visitors into buyers by leveraging the existing information and not requiring a total rebuild of the site, resulting in implementation time measured in days, not months. k-Commerce Sales gives companies a mechanism to treat every Web visitor like their most valuable customer, build loyalty, and keep them coming back.

     k-Commerce Sales is currently available for the leading e-Commerce operating environments including Red Hat Linux 6.1, Windows NT 4.0, Solaris 2.7, and AIX 4.3.3.

     We also provide services that include, consulting services, technical support and training for k-Commerce Support Enterprise and k-Commerce Sales.

Industry Background

     There are several factors that contribute to making customer relationship management a major focus in the current business market. Companies seeking to differentiate themselves can capitalize on these developments by offering superior customer experience through personalized sales, service and support. Customer loyalty, often called "stickiness" on the Web, is a challenge to maintain as customers have greater expectations from their interactions with suppliers. In addition, sophisticated products are increasingly being sold to broader markets of first-time buyers. At the same time, suppliers are dealing with significant rates of employee turnover in sales, service and support operations. The advent of electronic commerce has resulted in a growing demand for online sales and self-service customer support, where customers have access to sales, service and support 24 hours a day and 7 days a week through the Web and other access methods. Organizations that recognize the economic value of retaining a lifetime customer will invest in personalized sales, service and support to increase revenues and to improve customer loyalty, customer retention, and opportunities for potential repeat sales.

     The market has witnessed a tremendous growth in e-Commerce over the last few years. The Department of Commerce announced that fourth quarter 1999 retail sales online reached $5.3 billion. Many industry analysts predict continuing high growth rates for online retailing of goods and services. Yet, despite the high volume of transactions online, most Websites continue to experience a low percentage of their visitors actually making purchases. Numerous technologies have emerged to increase the conversion rate of visitors to buyers. Personalization through collecting profiles of Web visitors and presenting content and offers tailored to their profiles is one of the technologies being adopted by many companies.

     In the area of customer service and support, companies have turned to software automation in order to improve and leverage those valuable interactions between support staff and customers. Initially, client/server applications designed to automate support functions focused on the problem management segment of this market. These systems, which have improved customer service and support operations, maintain user-specific records and track reported problems. Automation of problem management, however, does not reduce the individual attention required to identify and resolve problems presented to customer service agents, which is the bulk of the workload in many customer service and support environment.

     Because the identification and resolution of problems using support personnel is such a time consuming and expensive process, companies are seeking to automate this segment of the customer support market. Companies are beginning to deploy self-service programs for the user through Web sites, e-mail, and chat on the Internet and by interactive voice response and speech recognition. We believe that in actuality, most of these applications offer limited automation of problem identification and resolution--still primarily offering problem management solutions--which does not fully address the complexity, scalability, ease of implementation and usage requirements of most customer service and support operations.

The Inference Solution

     The combination of k-Commerce Sales and k-Commerce Support Enterprise allows us to provide a comprehensive solution that enhances the experience throughout the customer lifecycle from sales through service and support.


     We believe that our k-Commerce Sales products differentiate Inference in the marketplace in three key areas: 1) allows merchants to learn about each customer while dynamically creating a personalized shopping experience based upon the customer's preferences and needs, 2) can be installed on top of an existing Web site infrastructure to leverage existing information and not require a total rebuild of the site, which reduces implementation time to days, not months, 3) puts the control of an e-Commerce site into the hands of people who are experienced in marketing and merchandising, but who are not necessarily experts at programming. The overall solution is designed to maximize a company's return on Web investment.

     We believe that the unique proprietary capabilities of k-Commerce Support Enterprise differentiate it in the marketplace in four key areas: 1) conversation-based natural language access to the knowledge base using patented CBR and knowledge gateway technology, 2) a personalized interaction with the user depending on his or her ability and proficiency as well as preferred language and contact channel, 3) the ability to leverage a company's investment in existing corporate documents, databases and call logs organized in Lotus Notes or Microsoft Site Server environments for rapid deployment of knowledge and 4) a broad range of customer access points integrated into an easily manageable Contact Center. Our k-Commerce Support Enterprise incorporates these adaptable and scalable technologies into a family of products that are designed to support front office operations and ultimately make problem identification and resolution technology directly available to the end customer. k-Commerce Support Enterprise also enables customer support agents to effectively manage customer interactions, consistently identify customer problems and quickly provide resolutions.

Strategy

     Our strategy is to offer software and services for personalized assisted and self-service across the Web and the Contact Center, for sales, service and support. The following are the key elements of our strategy:

     Establish k-Commerce Support Enterprise as the Leader. One of our objectives is to establish our k-Commerce Support Enterprise as the industry standard in problem identification and resolution products for internal and external Contact Centers. We believe that we can establish this position due to the key attributes of k-Commerce Support Enterprise, namely the product's use of conversation based access to a proven knowledge base and its ability to integrate Call Center, Web, chat, e-mail and IVR access to that common, easily managed knowledge base.

     Expanding k-Commerce not only within the customer service segment, but beyond to the actual selling cycle itself. k-Commerce Sales provides us the opportunity to expand our focus beyond the problem identification and resolution segment of the market to the personalized sales assistance segment for e-Commerce web sites.

     Extending the reach of k-Commerce through the expansion of partnerships. The open architecture of k-Commerce Support Enterprise and k-Commerce Sales makes it possible to integrate it with a broad range of related technologies and products in the computing and telephony areas. Our software also provides an interface to a number of third-party call tracking and help desk automation systems.

Products and Services

Current Products

     Our product lines consist of k-Commerce Support Enterprise and k-Commerce Sales, which are focused on delivering highly personalized one-to-one sales, service and support.

     k-Commerce Support Enterprise, available as a hosted or client-based application, is a personalized e-service and support solution that guides customers to the correct solution through an easy exchange of questions and answers. k-Commerce Support Enterprise acts as a hub for corporate information, enabling companies to get up and running fast by using knowledge gateways to leverage their investment in existing corporate documents, databases and call logs organized in Lotus Notes or Microsoft Site Server environments. By adapting to each user's abilities and proficiency, k-Commerce Support Enterprise offers personalized interaction in multiple languages so that each customer can find the right answer to their problem through Web-based self-service, agent-assisted email or chat, or phone conversation with a live agent.

     k-Commerce Sales, built for leading e-Commerce operating environments including Red Hat Linux 6.1 and Windows NT, is a personalization and e-merchandising software application that enables companies to create a unique virtual store for everyone on their Web site. It allows merchants to know who their Web visitors are, anticipate their needs and target offers that are intended to convert lookers into buyers. k-Commerce Sales can be implemented on top of an existing web site. The application enhances existing sites, allowing merchants to deliver personalized interaction with each and every customer. In addition, e-tail managers, not programmers drive the selling process, run instant promotions, analyze results and manage campaigns in real-time. k-Commerce Sales gives companies a mechanism to treat every Web visitor like their most valuable customer, build loyalty, and keep them coming back.

Services

     We have a worldwide services organization that provides consulting, technical support and education services designed to ensure customer success and build customer loyalty. As of February 29, 2000, our worldwide customer service organizations consisted of 31 employees in North America and 16 employees internationally. Services contribute significantly to our revenues, accounting for 57%, 43%, and 53% of total revenues for fiscal years ended January 31, 2000, 1999 and 1998, respectively.

     . Consulting Services. Consultants assist customers with knowledge base design, review and audit. They also assist with technology transfer by working with a customer's in-house staff to establish procedures for developing a knowledge base from existing problem identification and resolution information. Most consulting engagements are designed to allow the customer's staff to carry out much of the work involved in analyzing existing customer support and internal help desk activities and designing the knowledge base. Consulting services are typically priced on an hourly basis. Consulting services can be custom defined for the customer's particular needs and environment. In addition, we have created packaged services for the most commonly requested services.

     . Technical Support Services. We offer technical support services to our customers for an annual fee, under which customers receive updates, maintenance releases and support. Customers can access our support centers by telephone, fax, electronic mail, and the Web. We offer three levels of support: Basic, Gold and Platinum; each tailored to the customers' specific requirements. Depending on the chosen support plan, the fee generally ranges from 15% to 25% of the current list price of the licensed products.

     . Training and Education. Customers can choose from a wide variety of basic and customized education and training programs, which are charged separately from our software products and are offered through our in-house classroom facilities in Novato, California. We also conduct classes at the customer's place of business.

Competition

     The market for customer relationship management software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than us. Among our major competitors in the problem identification and resolution segment of the market are Silknet Software, Inc., Primus Knowledge Systems, Inc., and Servicesoft, Inc., as well as other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications as an alternative to acquiring software and services from third-party vendors such as us. Among our major competitors in the online merchandising segment are Broadvision Inc., Vignette Coporation and Art Technology Group.

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

     Our present or future competitors may be able to develop products comparable or superior to those offered by us or they may be able to adapt more quickly than us to new technologies and evolving customer requirements. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while we are currently developing additional product enhancements that we believe address customer requirements, there can be no assurance that we will successfully complete the development or introduction of these additional product enhancements on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that we will be able to continue to compete effectively in our markets, that competition will not intensify or that future competition will not have a material adverse effect on our business, operating results and financial condition.

Customers

     We estimate that we currently have over 250 domestic and international customers under maintenance contracts. In fiscal 2000, 1999, and 1998, no customer accounted for more than 10% of our total revenues.

Selling and Marketing

     We market and sell our software and services in North America through our direct sales organization, VARs, systems integrators and OEMs. The domestic sales staff is based at our corporate headquarters in Novato, California, and in our field sales offices in Dallas, Atlanta, Chicago, Denver, Philadelphia, San Mateo and Seattle. As of February 29, 2000, the Americas sales and marketing staff consisted of 47 employees.

     We maintain subsidiaries in England and the Netherlands, which are responsible for our activities throughout Europe, Africa and the Middle East as well as Asia and the Pacific Rim. International sales of software and services are handled by our direct sales force based out of the subsidiary locations as well as distributors. As of February 29, 2000, the international sales and marketing staff consisted of 22 employees.

     We typically sell our k-Commerce suite of products and related services through a sales representative who is assisted on an as-needed basis by a systems engineer. Our marketing organization provides leads to members of the sales force. Leads are generated through our telemarketing force, periodic customer communications, user conferences, advertising, public relations activities, seminars and trade show participation and our web site.

     VARs, distributors, systems integrators and OEMs complement our marketing and sales organization. These entities license certain k-Commerce Products at a re-licensing discount and may provide end users with a range of services including training and customer service/support.

Product Development

     We believe that strong development capabilities are essential to our future performance and the maintenance of our competitive position. We have primarily developed our technology and products internally. Additionally, to allow us to focus on providing quality, performance, and functionality in our k-Commerce product lines, we incorporate certain third party technology into the products. We intend to expand integration with other vendors' customer relationship management applications and other enterprise software to facilitate the use of k-Commerce technology in customers' environments.

     Our primary product development effort is focused on further building and enhancing the k-Commerce product lines. There can be no assurance that the further development of these new product lines will be completed successfully or on a timely basis or that the product will include the features required to achieve market acceptance. Our future operations will be substantially dependent on the k-Commerce product lines, and failure to achieve market acceptance of this family of products would have a material adverse effect on our business, operating results and financial condition.

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

     As of February 29, 2000, there were 49 employees on our product development and quality assurance staff. The total product development expenses for our products during fiscal 2000 were $7.4 million. Product development expenses during fiscal 1999 and 1998 were $5.2 million and $4.7 million, respectively.

Intellectual Property and Other Proprietary Rights

     Our success depends in part upon our ability to protect our proprietary technology. Although case-based reasoning technology ("CBR") is available in the public domain, we believe implementation of the CBR technology is proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have been awarded several patents for our CBR and related technology. Our CBR technology is embedded in our current k-Commerce and CBR family of products. Despite the precautions we have taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use our products, technology or other information that we regard as proprietary or to develop similar products or technology independently.

     In addition, effective trademark, copyright and trade secret protection may be unavailable or limited in certain foreign countries where we do not operate. We may also be unable to protect our technology because:

      . Unauthorized third parties may be able to copy aspects of our products or obtain and use our proprietary information. This could occur through our licensing activities where we provide third parties with access to our data model and other proprietary information underlying our licensed applications

      . Our competitors may independently develop similar or superior technology

      .  Policing unauthorized use of our software is difficult

      . The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States

      . "Shrink-wrap" and/or "click-wrap" licenses may be wholly or partially unenforceable under the laws of certain jurisdictions

     Our Board of Directors has authorized the transfer of our InferenceFind meta-search technology to InFind.com, Inc. ("InFind"). We have received notice from a former employee alleging rights to the technology transferred to InFind. To date no formal claim has been filed. Management believes the former employee's assertion to be without merit and intends to defend it vigorously. However, an unfavorable outcome would adversely impact our ability to move forward with this project and impair our investment in InFind.

     We may have to employ litigation to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others and any litigation could prove to be unsuccessful, resulting in substantial costs and diversion of resources and could materially adversely affect our business, future operating results and financial condition. In addition, we generally provide our products to end-users under signed license agreements. These agreements are negotiated with and signed by the licensee. We occasionally publish articles regarding our technical developments in industry publications that may prevent us from obtaining patent protection for ideas contained in such publications, thus increasing the availability to third parties of fundamental aspects of our technology. Our means of protecting our proprietary rights may not be adequate and our inability to protect our intellectual property rights may adversely affect our business and financial condition.

     We are not aware that any of our products infringe upon the proprietary rights of third parties. There can be no assurance, however, that those third parties will not claim such infringement by us with respect to current or future products. Any claims of this type could affect our relationships with existing customers and may prevent future customers from licensing our products. Any of these type of claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. If we were found to have infringed upon the proprietary rights of third parties, we could be required to pay damages, cease sales of the infringing products and redesign or discontinue such products, any of which could have a material adverse effect on our business, operating results and financial condition. We expect that we will increasingly be subject to infringement claims as the number of products and competitors in the customer support software industry grows and the functionality of such products overlaps with other industry segments. As a result of these factors, infringement claims could materially adversely affect our business.

Employees

     As of February 29, 2000, we had a total of 197 employees, of which 141 were based in the United States, 55 in the United Kingdom, and 1 in the Netherlands. Of the total, 69 were engaged in sales and marketing, 14 were in customer support, 33 were in consulting services, 49 were in product development, and 32 were in administration and finance. We consider our relationship with our employees to be good, and there has never been an interruption in our business activities due to labor unrest. However, our future performance is contingent upon the uninterrupted service of key sales, technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable salespeople, technicians and managers.

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

ITEM 2. PROPERTIES

     Our headquarters in Novato, California houses product development, sales, marketing, consulting, technical support and administrative operations in approximately 29,000 square feet of space. The facility is under lease through February 2005. Our European headquarters in Slough, England houses product development, sales, marketing, consulting, technical support and administrative operations in approximately 14,500 square feet. This facility is under lease through August 2002. We also lease additional space in our various sales offices throughout North America and in Europe.

ITEM 3. LEGAL PROCEEDINGS

     On January 20, 2000, our Board of Directors authorized the transfer of our InferenceFind meta-search technology to InFind.com Inc. ("InFind"). Additionally, the Board approved an initial seed investment of up to $250,000 in the new start-up, with additional funding to be subject to the Board's approval of the business plan related to product viability for the InferenceFind technology. We would receive an equity interest in the new entity in exchange for our contributions. We have also agreed to house the new start-up in our Novato facility for a period of six months. We began funding InFind in fiscal 2001 and, as of March 31, 2000, we had contributed $30,000. To date, revenues associated with this technology, developed in 1995, total less than $100,000. Additionally, our balance sheet as of January 31, 2000 included no amounts related to the InferenceFind technology.

     We have received notice from a former employee alleging rights to the technology transferred to InFind. To date, no formal claim has been filed. Management believes the former employee's assertion to be without merit and intends to defend it vigorously. However, an unfavorable outcome would adversely impact our ability to move forward with this project and impair our investment in InFind.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     Our Class A Common Stock is traded on the NASDAQ National Market under the symbol of "INFR". The following table sets forth for the quarterly period indicated the range of high and low closing sales prices for our Class A Common Stock, as reported by the NASDAQ National Market System, for the two most recent fiscal years.

         -------------------------------------------------------------
         Fiscal 2000                     High                  Low
         -------------------------------------------------------------
            First Quarter               $7.94                 $5.38
            Second Quarter               5.75                  3.56
            Third Quarter                4.00                  2.31
            Fourth Quarter               6.63                  3.16
         -------------------------------------------------------------

         Fiscal 1999                     High                  Low
         -------------------------------------------------------------
            First Quarter               $5.38                 $3.25
            Second Quarter               4.45                  3.28
            Third Quarter                4.50                  2.75
            Fourth Quarter               8.50                  4.00
         -------------------------------------------------------------

     We currently do not anticipate paying any cash dividends in the foreseeable future.

     As of February 29, 2000, there were approximately 169 shareholders of record of our Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

Consolidated Statements of Operations Data:

                                                                                    Year Ended January 31,
                                                       ----------------------------------------------------------------------------
                                                           2000             1999           1998            1997            1996
                                                       ------------     -------------   -----------    -------------  -------------
                                                                            (In thousands, except per share data)
Revenues:
    Products.........................................  $     9,857      $   17,648      $   13,129      $   20,402    $  16,479
    Products-Tools...................................           --              --              --              --          399
    Services.........................................       13,091          13,446          15,094          15,588       12,517
                                                       -----------      ----------      ----------      ----------    ---------
       Total revenues................................       22,948          31,094          28,223          35,990       29,395

Operating costs and expenses:
    Cost of product revenue..........................        1,011             788             982           1,248        1,710
    Cost of service revenue..........................        6,533           6,859           7,952           9,237        7,667
    Product development..............................        7,449           5,245           4,666           3,492        1,959
    Selling and marketing............................       16,165          15,392          15,421          16,909       12,758
    General and administrative.......................        3,817           3,940           3,796           3,492        1,845
    Amortization of intangible assets................          183              --              --              --           --
    Acquisition related..............................          677              --              --              --           --

    Restructuring....................................          672           1,855              --              --           --
                                                       -----------      ----------      ----------      ----------    ---------
       Total operating costs and expenses............       36,507          34,079          32,817          34,378       25,939
                                                       -----------      ----------      ----------      ----------    ---------
Income (loss) from operations........................      (13,559)         (2,985)         (4,594)          1,612        3,456
Gain on sale of investment...........................           --              --           3,824              --           --
Interest income......................................        1,026           1,270           1,428           1,327          803
Other expense, net...................................         (180)           (105)            (31)           (597)        (291)
                                                       -----------      ----------      ----------      ----------    ---------
Income (loss) before income taxes....................      (12,713)         (1,820)            627           2,342        3,968
Provision (benefit) for income taxes.................           --             100              --             (90)         195
                                                       -----------      ----------      ----------      ----------    ---------
Net income (loss)....................................  $   (12,713)     $   (1,920)     $      627      $    2,432    $   3,773
                                                       ===========      ==========      ==========      ==========    =========

Per share information:
   Net income (loss) per common share:
       Basic.........................................  $     (1.70)     $    (0.27)     $     0.08      $     0.30    $    0.59
                                                       ===========      ==========      ==========      ==========    =========
       Diluted.......................................  $     (1.70)     $    (0.27)     $     0.08      $     0.28    $    0.51
                                                       ===========      ==========      ==========      ==========    =========

   Shares used in computing net income
       (loss) per common share:
       Basic.........................................        7,469           7,146           7,894           8,078        6,344
                                                       ===========      ==========      ==========      ==========    =========
       Diluted.......................................        7,469           7,146           8,110           8,702        7,393
                                                       ===========      ==========      ==========      ==========    =========

Consolidated Balance Sheet Data:

                                                                                     January 31,
                                                    ---------------------------------------------------------------------------
                                                        2000            1999           1998             1997          1996
                                                    ------------    --------------  --------------  ------------  -------------
                                                                                   (In thousands)

Cash and cash equivalents........................   $   17,244      $   25,761      $   28,010      $   28,620    $   18,619
Short-term investments...........................           --              --              --             987         7,314
Working Capital..................................       11,778          22,640          26,375          29,504        25,572
Total assets.....................................       25,816          35,375          36,996          42,241        36,895
Total shareholders' equity.......................       14,990          24,758          28,656          32,111        27,963

Selected Consolidated Quarterly Financial Data (unaudited):


Fiscal 2000 Summary by Quarter:

                                                                             Quarter Ended
                                                      ------------------------------------------------------------
                                                       April 30,        July 31,      October 31,     January 31,
                                                         1999            1999             1999            2000
                                                      ----------     -----------     ------------    -------------
                                                                (In thousands, except per share data)
Revenues:
   Products.......................................    $    3,077     $     2,132     $      2,294    $       2,354
   Services.......................................         3,317           3,374            3,220            3,180
                                                      ----------     -----------     ------------    -------------
     Total revenues...............................         6,394           5,506            5,514            5,534

Operating costs and expenses:
   Products.......................................           158             247              339              267
   Services.......................................         1,684           1,698            1,533            1,618
   Product development............................         1,447           1,942            2,167            1,893
   Selling and marketing..........................         3,922           3,540            4,546            4,157
   General and administrative.....................           829             946            1,021            1,021
   Amortization of intangible assets..............            --              61               61               61
   Acquisition related............................           677              --               --               --
   Restructuring..................................            --              --               --              672
                                                      ----------     -----------     ------------    -------------
     Total........................................         8,717           8,434            9,667            9,689
                                                      ----------     -----------     ------------    -------------
Loss from operations..............................        (2,323)         (2,928)          (4,153)          (4,155)
Interest income...................................           279             257              244              246
Other income and (expense), net...................           (10)            (13)             (39)            (118)
                                                      ----------     -----------     ------------    -------------
Net loss..........................................    $   (2,054)    $    (2,684)    $     (3,948)   $      (4,027)
                                                      ==========     ===========     ============    =============

Per share information:
   Net loss per common share:
     Basic and diluted............................    $    (0.29)    $     (0.36)      $    (0.52)   $       (0.52)
                                                      ==========     ===========     ============    =============

   Shares used in computing net loss
     per common share:
     Basic and diluted............................         7,053           7,447            7,598            7,760
                                                      ==========     ===========     ============    =============

Selected Consolidated Quarterly Financial Data (unaudited):

Fiscal 1999 Summary by Quarter:

                                                                                            Quarter Ended
                                                                 --------------------------------------------------------------
                                                                    April 30,        July 31,     October 31,    January 31,
                                                                       1998            1998           1998           1999
                                                                 ----------------  ------------  -------------- ---------------
Revenues:
   Products....................................................  $       3,075       $  4,118    $    4,912     $     5,543
   Services....................................................          3,274          3,394         3,412           3,366
                                                                 -------------     ----------    ----------     -----------
     Total revenues............................................          6,349          7,512         8,324           8,909


Operating costs and expenses:
   Products....................................................            217            161           233             177
   Services....................................................          1,839          1,723         1,615           1,682
   Product development.........................................          1,065          1,437         1,358           1,385
   Selling and marketing.......................................          3,733          3,738         3,807           4,114
   General and administrative..................................          1,201          1,046           853             839
   Amortization of intangible assets...........................             --             --            --              --
   Acquisition related.........................................             --             --            --              --
   Restructuring...............................................          1,321            253           282             --
                                                                 -------------     ----------    ----------     -----------
     Total.....................................................          9,376          8,358         8,148           8,197
                                                                 -------------     ----------    ----------     -----------

Income (loss) from operations..................................         (3,027)          (846)          176             712
Interest income................................................            326            330           324             290
Other income and (expense), net................................             48            (88)           13             (78)
                                                                 -------------     ----------    ----------     -----------
Income (loss) before income taxes..............................         (2,653)          (604)          513             924
Provision for income taxes.....................................             --             --           100              --
                                                                 -------------     ----------    ----------     -----------
Net income (loss)..............................................  $      (2,653)    $     (604)   $      413     $       924
                                                                 =============     ==========    ==========     ===========

Per share information:
   Net income (loss) per common share:
     Basic.....................................................  $       (0.36)    $    (0.08)   $     0.06     $      0.13
                                                                 =============     ==========    ==========     ===========
     Diluted...................................................  $       (0.36)    $    (0.08)   $     0.06     $      0.12
                                                                 =============     ==========    ==========     ===========

   Shares used in computing net income
     (loss) per common share:
     Basic.....................................................          7,446          7,242         6,992           6,913
                                                                 =============     ==========    ==========     ===========
     Diluted...................................................          7,446          7,242         7,083           7,685
                                                                 =============     ==========    ==========     ===========

Item 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements contained hereunder regarding matters that are not historical facts are forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward looking statements. Factors that could cause or contribute to differences in the final results include, but are not limited to, timeliness of new k-Commerce product releases, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses, changes in the competitive marketplace, market acceptance and customer demand for k-Commerce product offerings, risks of entering markets in which we have limited or no prior experience and the potential loss of key employees. Year end financial results are not an indication of future results. Further information on potential factors that may affect future results are discussed further in the section of this Form 10-K entitled "Additional Factors That May Affect Future Results" and "Quantitative and Qualitative Disclosures about Market Risk." Further information on potential factors that may affect future results are discussed from time to time in our public reports filed with the Securities and Exchange Commission.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All references to financial condition and results of operations for Inference in a given fiscal year are made only as to our fiscal year ended January 31, as applicable.


Results of Operations

Fiscal 2000 Overview

     Fiscal 2000 represented a rebuilding year for Inference where the focus was on laying the groundwork for future success in the marketplace. To that end, we invested heavily in the development and marketing of two new product lines: k-Commerce Support Enterprise and k-Commerce Sales. We believe these products, which began shipping late in the fiscal year, will allow us to compete more effectively going forward.

     In addition, we experienced significant turnover at all levels of our sales organization, both in North America and International, in the current fiscal year. This resulted in a sales force that had relatively little experience in selling our products.

     Given the transition away from previously existing products, lower sales productivity associated with turnover in the sales organization, and an increased competitive market in which we sell our products, we experienced a significant decline in product revenues.

Fiscal 1999 Overview

     In the year ended January 31, 1999, we took the initial steps to address the problems experienced the previous year and to position ourselves strategically to move forward, both domestically as well as internationally. These steps included the introduction of the k-Commerce product line in January 1999, the expansion of the sales organization worldwide, a focused effort on retaining existing personnel, and the restructuring of the executive management group.

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the years ended January 31, 2000, 1999 and 1998:

                                                                   Fiscal Year
                                                 ---------------------------------------------------
                                                     2000               1999              1998
                                                 ------------       ------------      --------------
Revenues:
     Products.............................            43%                57%                  47%
     Services.............................            57%                43%                  53%
                                                 -------            -------            ---------
        Total revenues....................           100%               100%                 100%

Operating costs and expenses:
     Products.............................             4%                 3%                   3%
     Services.............................            29%                22%                  28%
     Product development..................            32%                17%                  17%
     Selling and marketing................            70%                49%                  55%
     General and administrative...........            17%                13%                  13%
     Amortization of intangible assets....             1%                --                   --
     Acquisition related..................             3%                --                   --
     Restructuring........................             3%                 6%                  --
                                                 -------            -------            ---------
        Total.............................           159%               110%                 116%
                                                 -------            -------            ---------
Loss from operations......................           (59%)              (10%)                (16%)
                                                 =======            =======            =========

Years Ended January 31: 2000, 1999, and 1998

Revenues

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"), and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). We derive revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services include installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to software products, specified upgrades, support and/or other services, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined based on vendor-specific objective evidence. When vendor-specific objective evidence of fair value of a product cannot be determined on the basis of separate sales of that product, we determine such fair value by deducting the fair value of the support and other services from the fair value of the total arrangement.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

     Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting (completed contract method). When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

     Total revenues decreased 26% to $22,948,000 in fiscal 2000 from $31,094,000 in fiscal 1999, and increased 10% in fiscal 1999 from $28,223,000 in fiscal 1998. The decrease in fiscal 2000 was primarily due to a decrease in product revenue discussed in Fiscal 2000 Overview. The increase in fiscal 1999 was due to an increase in product revenue, both domestically and internationally, resulting from higher unit sales volumes of our products as well as an increase in maintenance revenues.

     North American revenues, comprised principally of U.S. revenues, amounted to $13,146,000, $18,028,000, and $16,682,000 for fiscal 2000, 1999, and 1998, respectively. The decrease in fiscal 2000 was primarily due to a decrease in product revenue, which was partially offset by an increase in maintenance revenues. The increase in fiscal 1999 was due to increased product and maintenance revenues.

     International revenues amounted to $9,802,000, $13,066,000, and $11,541,000 for fiscal 2000, 1999, and 1998, respectively, representing 43%, 42%, and 41% of total revenues for such periods, respectively. The decrease in fiscal 2000 was primarily due to a decrease in product and consulting revenues. The increase in fiscal 1999 was the result of increased product and maintenance revenues. We currently have subsidiaries in the United Kingdom and the Netherlands, offering licenses and consulting services, and have relationships with over 11 distributors worldwide, serving Europe, the Middle East and Africa, and Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from our future international operations and, consequently, our results of operations and financial condition.

Product Revenues

     Product revenues decreased 44% to $9,857,000 in fiscal 2000 from $17,648,000 in fiscal 1999, as opposed to an increase of 34% in fiscal 1999 from $13,129,000 in fiscal 1998. Product revenues represented 43%, 57%, and 47% of total revenues for fiscal years 2000, 1999, and 1998, respectively. The decrease in product revenues was due to the various factors discussed in Fiscal 2000 Overview.

     The increase in product revenues in fiscal 1999 was primarily due to higher unit sales volumes. The prices of our products remained relatively constant in fiscal 1999 and 2000.

     North American product revenues decreased 50% to $5,192,000 in fiscal 2000 from $10,433,000 in fiscal 1999, and increased 36% in fiscal 1999 from $7,663,000 in fiscal 1998.

     International product revenues decreased 35% to $4,665,000 in fiscal 2000 from $7,215,000 in fiscal 1999, and increased 32% in fiscal 1999 from $5,466,000 in fiscal 1998. International product revenues represented 47%, 41%, and 42% of total product revenues for fiscal 2000, 1999 and 1998, respectively.

Service Revenues

  Service revenues decreased 3% to $13,091,000 in fiscal 2000 from $13,446,000 in fiscal 1999, and decreased 11% in fiscal 1999 from $15,094,000 in fiscal 1998. Service revenues represented 57%, 43%, and 53% of total revenues for
fiscal 2000, 1999, and 1998, respectively.   The decline in service revenues in
fiscal 1999 and 2000 was primarily the result of decreased professional service revenue. Total professional service revenue was $5,459,000, $7,396,000 and $9,644,000 in fiscal 2000, 1999, and 1998, respectively, representing decreases of 26% from fiscal 1999 to fiscal 2000 and 23% from fiscal 1998 to fiscal 1999. The decrease in professional service revenue in fiscal 2000 was primarily attributable to a decrease in the number of consulting projects as a result of a decline in product revenue during the year. The decrease in fiscal 1999 was primarily due to a decrease in revenues generated from special consulting
projects, which were unrelated to our core business.    Maintenance revenues
increased 26% to $7,632,000 in fiscal 2000 from $6,050,000 in fiscal 1999, and increased 11% in fiscal 1999 from $5,450,000 in fiscal 1998. The increases in maintenance revenues were primarily the result of continued customer renewals during fiscal 1999 and 2000. In addition, there were significant maintenance contracts booked with product deals in fiscal 1999, which contributed to the increase in fiscal 2000.

  North American service revenues increased 5% to $7,954,000 in fiscal 2000 from $7,595,000 in fiscal 1999, and decreased 16% in fiscal 1999 from $9,019,000 in fiscal 1998.

  International service revenues decreased 12% to $5,137,000 in fiscal 2000 from $5,851,000 in fiscal 1999, and decreased 4% in fiscal 1999 from $6,075,000 in fiscal 1998. International service revenues represented 39%, 44%, and 40% of total service revenues for fiscal 2000, 1999 and 1998, respectively.

Cost of Product Revenues

  Cost of product revenues, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to partners and third-party vendors, increased 28% to $1,011,000 in fiscal 2000 from $788,000 in fiscal 1999, and decreased 20% in fiscal 1999 from $982,000 in fiscal 1998. The increase in cost of product revenues in fiscal 2000 was caused by an increase in royalty expense, primarily related to royalties due to our partners, eGain Communications Corporation and eShare Technologies. The decrease in cost of product revenues in fiscal 1999 was primarily the result of a decrease in headcount. As a result, the gross margin on product revenues was 90%, 96%, and 93% in fiscal 2000, 1999, and 1998, respectively.

  Our current k-Commerce product lines incorporate certain third party technology into our products, allowing us to focus on providing quality, performance and functionality in our knowledge-based technology. To the extent that we are required to pay royalties to these third parties, the gross margin on product revenues will decrease accordingly.

Cost of Service Revenues

  Cost of service revenues, consisting principally of personnel-related costs for consulting, training and technical support, decreased 5% to $6,533,000 in fiscal 2000 from $6,859,000 in fiscal 1999, and decreased 14% in fiscal 1999 from $7,952,000 in fiscal 1998. The gross margin on service revenues remained relatively constant at 50%, 49%, and 47% in fiscal 2000, 1999, and 1998, respectively.

Product Development

  Product development expense consists primarily of employee-related costs including salaries, benefits, equipment and facility costs incurred in the research, design, development and enhancement of our products. Product development expense increased 42% to $7,449,000 in fiscal 2000 from $5,245,000 in fiscal 1999, and increased 12% in fiscal 1999 from $4,666,000 in fiscal 1998. Product development expense as a percentage of total revenues was 32%, 17%, and 17% for fiscal 2000, 1999, and 1998, respectively. The increase in fiscal 2000 reflected increased development efforts required for the release of the new k-Commerce Support Enterprise and k-Commerce Sales products. The increase in fiscal 1999 was the result of increased headcount due to the ramp up of the development organization associated with the k-Commerce Support Enterprise product.

  We incurred substantial product development costs in fiscal 2000 to complete the development of our k-Commerce Sales and k-Commerce Support Enterprise products. Consequently, we expect that product development expenses will decrease during fiscal 2001 with the release of the Enterprise product. However, we believe that continued investment in product development will be required for our k-Commerce Sales product to obtain acceptance and market advantage. Therefore, we do not anticipate significant decreases in total product development expenses.

Selling and Marketing

  Selling and marketing expense consists primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Selling and marketing expense increased 5% to $16,165,000 in fiscal 2000 from $15,392,000 in fiscal 1999, and decreased less than 1% in fiscal 1999 from $15,421,000 in fiscal 1998. The increase in selling and marketing expense in fiscal 2000 was primarily attributable to increased marketing activity related to the launch and promotion of our k-Commerce Sales and k-Commerce Support Enterprise products. The increase in marketing expense was partially offset by a decrease in sales commissions resulting from a decline in product revenue. Selling and marketing expense as a percentage of total revenues was 70%, 49%, and 55% in fiscal 2000, 1999, and 1998, respectively.

General and Administrative

  General and administrative expense consists primarily of the personnel costs for finance and accounting, human resources, information systems and general management of Inference. General and administrative expense decreased 3% to $3,817,000 in fiscal 2000 from $3,940,000 in fiscal 1999, and increased 4% in fiscal 1999 from $3,796,000 in fiscal 1998. General and administrative expense as a percentage of total revenues was 17%, 13%, and 13% in fiscal 2000, 1999, and 1998, respectively.

Amortization of Intangible Assets

  We recorded amortization on intangible assets of $183,000 in fiscal 2000. This was based upon intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software.

Acquisition Related

  A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

  At the time of the acquisition, the value of in-process research and development was comprised of on-going projects related to the design and development of an Internet Relationship Commerce (IRC) software solution. The acquired in-process research and development was valued at $450,000 by Inference management with the assistance of an independent appraiser. The value of the purchased in-process technology was determined by estimating the projected net cash flows related to such projects. These cash flows were discounted back to their net present value at appropriate risk adjusted rates. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. These estimates were based on several assumptions, including those summarized below. This valuation was predicated on the determination that the developmental projects at the time of acquisition were not technologically feasible and had no future alternative use. This assumption was based on the anticipated effort required to bring the acquired technologies to technological feasibility as illustrated by the fact that Verix had not completed coding, alpha testing, or beta documentation for the technologies related to the projects and that the technologies of the projects had no alternative use other than as a part of the software application which was not yet complete. This value was attributable solely to the development efforts completed as of the acquisition date. Consistent with our expectations at the time of acquisition, the products related to the acquired in-process technology were made commercially available late in the second quarter of fiscal 2000.

Restructuring

  During fiscal 2000, we recorded restructuring charges in the amount of $672,000. These charges related to a reduction in workforce primarily resulting from a downsizing in our development operations in the United Kingdom and office closures in Germany and France. A total of 13 employees were terminated, of which 7 were in development and the remainder was from the sales, marketing and administrative areas. The total charges were primarily comprised of $511,000 related to severance costs and $100,000 related to legal and professional fees associated with the terminations and office closures. Of the total charges, $233,000, which was primarily related to severance costs, remained unpaid as of January 31, 2000.

  During fiscal 1999, we recorded restructuring charges in the amount of $1,855,000, which related to a general reduction in workforce, personnel changes in our executive management team, and the downsizing of our French subsidiary's operations. Employees were terminated from all areas of the Inference, including the marketing, development and administrative areas. Such changes resulted from our adoption of a new strategic direction and included a 12% reduction in the number of Inference employees. Restructuring charges were primarily comprised of $1,479,000 related to severance costs, all of which were paid as of January 31, 1999, $209,000 related to non-cash stock compensation and $167,000 related to lease abandonment costs. The lease abandonment costs were paid during fiscal 2000.

Gain on Sale of Investment

  In July 1996, we agreed to sell our minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 in common stock of Quarterdeck, pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex. In the quarter ended October 31, 1997, we received and sold our Quarterdeck shares and recorded, in aggregate, a gain of $3,824,000 related to this transaction.

Interest Income and Other Expenses, Net

  Interest income and other expenses, net decreased 27% to $846,000 in fiscal 2000 from $1,165,000 in fiscal 1999, and decreased 17% in fiscal 1999 from $1,397,000 in fiscal 1998. The decreases in fiscal 1999 and 2000 were primarily due to decreases in interest income as a result of reductions in the cash balance.

Income Taxes

  Our provision for income taxes in fiscal 1999 represented the accrual of
foreign taxes and certain state taxes.   There was no provision for federal and
state taxes for fiscal 2000 and 1998 as a result of the utilization of net operating loss carryforwards and other tax credits.

Impact of Year 2000 Issue

  In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we have experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems have successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

New Accounting Pronouncements

  In December 1998, the AICPA issued SOP 98-9, which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

  In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by cumulative catch-up adjustment no later than the second quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact, if any, of SAB 101 on our revenue recognition policy and our consolidated financial statements.

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is required to be adopted in years beginning after June 15, 2000. The Statement will require Inference to recognize all derivatives on the balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.


Liquidity and Capital Resources

  Cash and cash equivalents at January 31, 2000 were $17,244,000, a decrease of $8,517,000 since January 31, 1999. Working capital at January 31, 2000 was $11,778,000, a decrease of $10,862,000 since January 31, 1999.

  Net cash used by operating activities amounted to $8,729,000 during the year ended January 31, 2000. Net cash provided by operating activities amounted to $742,000 in fiscal 1999, while net cash used by operating activities was $693,000 in fiscal 1998.

  Investing activities for the year ended January 31, 2000 included $1,505,000 for purchases of property and equipment and $84,000 related to the acquisition of Verix Software. With the exception of our commitment to invest up to $250,000 in InFind.com, Inc. discussed in Item 3, we had no significant capital commitments as of January 31, 2000.

  Cash provided by financing activities in the year ended January 31, 2000 included $1,844,000 from the exercise of options to purchase common stock, as well as shares issued in connection with the Employee Stock Purchase Plan. Cash provided by financing activities in the year ended January 31, 1999 included $622,000 from the exercise of options to purchase common stock, as well as shares issued in connection with the Employee Stock Purchase Plan. Cash used in financing activities during fiscal 1999 included $2,763,000 for the repurchase of 674,000 shares of our Class A common stock.

  Our international operations are principally transacted in British pounds. Translation into our reporting currency, the U.S. dollar, has not historically had a material impact on our financial position. Additionally, our net assets denominated in currencies other than the functional currency have not exposed us to material risk associated with fluctuations in currency rates. Given this and the relatively stable nature of the exchange rates, historically, between the British pound and the U.S. dollar, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. However, future changes in the exchange rates between the foreign currencies and the U.S. dollar could have an adverse effect on our financial position.

  We believe that existing cash balances, together with anticipated cash flow from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.


               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We have recently experienced quarterly losses, we expect to incur losses in the near future and we may not ever become profitable

  We have now experienced losses in four of the last six quarters. As of January 31, 2000, we had an accumulated deficit of approximately $34 million.
We expect to continue to incur net losses in the near future and possibly longer. We anticipate that our expenses will continue to be high in the foreseeable future as we continue to grow our k-Commerce Sales division, develop our technology, expand our distribution channels and increase our sales and marketing activities. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenues fail to keep pace with our expenses, we will continue to incur losses. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Failure to achieve broad market acceptance of the k-Commerce suite of products may materially adversely affect our revenue

  Broad market acceptance of our k-Commerce Sales product and k-Commerce Support Enterprise product is critical to our future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on our business, operating results and financial condition. As part of the k-Commerce initiative, we have entered into several partnering agreements for the purposes of extending the offerings and capabilities of our products. There can be no assurance that these relationships will translate into increased revenues or additional demand for our products.

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

  . Changes in the mix of revenues attributable to domestic and international sales

  .  Seasonal buying patterns which tend to peak in the fourth quarter

  . Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

  Certain of the above factors can have a particularly significant effect on our quarterly results, and they include the following:

  Fluctuations in large contract license revenue. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. To the extent we rely on these large orders to meet our quarterly operating objectives, failure to close such contracts in compliance with SOP 97-2, as modified by SOP 98-4 and SOP 98-9, and in a specified time period, could adversely affect our operating results.

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

Our executive officers and certain key personnel are critical to our business and the loss of one or more of such officers and key personnel or the unsuccessful integration of replacements for such personnel could materially adversely affect our business

  During fiscal 2000, we experienced significant changes to our executive management team. There can be no assurance that our existing management team will work effectively together or be successful in fulfilling our desired objectives. The occurrence of any of these factors could materially adversely affect our business, results of operations and financial condition. Our success will depend to a significant extent on the continued service of certain key sales, technical and senior management personnel. If we continue to experience significant changes to our executive management team and lose the services of any our key employees, this could materially adversely affect our business, results of operations and financial condition, particularly if one or more of our senior executives or key employees decided to join a competitor, or otherwise compete directly or indirectly with us. In addition, we do not maintain key man life insurance on our employees and have no plans to do so.

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

Our future revenue is substantially dependent upon service revenue; which is dependent on future sales of our software products

  We depend on our installed customer base for service revenue. Service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Therefore, our current customers may not necessarily generate significant service revenue in future periods. In addition, our customers may not necessarily purchase additional products or services. Our service revenue is also dependent upon the continued use of these services by our installed customer base. Service revenue represented 57% of total revenues for fiscal 2000, 43% for fiscal 1999 and 53% for fiscal 1998. We anticipate that service revenue will continue to represent a significant percentage of total revenues. Because service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenues represented by service revenue or an unexpected decrease in license revenue could have a detrimental impact on overall gross margins and operating results. If service revenue is lower than anticipated, our business, financial condition and operating results could be materially and adversely affected.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

  Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected results. The effect of foreign exchange rate fluctuations in fiscal 2000 was not material.

  In addition, these subsidiaries, which represented approximately 43% of our total revenue in fiscal 2000, are subject to risks typical of an international business, including, but not limited to the following, the occurrence of any of which could materially adversely impact our business, operations and financial condition:

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

     We are taking steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions and examining current marketing and pricing policies and strategies in light of the Euro conversion. Although we have not yet completed evaluating the impact of the Euro conversion on our functional currency designations, the cost of this effort is not expected to have a material adverse effect on our results of operations and financial condition. There can be no assurance, however, that all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on our results of operations or financial condition.

     The conversion to the Euro also may have competitive implications on our pricing and marketing strategies, the impact of which are not known at this time. Additionally, we are at risk to the extent our principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion.

We are exposed to market rate risk for changes in interest rates

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We currently do not use derivative financial instruments. We invest, by policy, our excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limit the amount of credit exposure to any one issuer. As of January 31, 2000, our investments consisted solely of funds contained in money market accounts. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.


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



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  Listed below are the Inference directors whose terms expire at the next annual meeting of shareholders.

                                  Position with the Company    Age
                                  -------------------------    ---
Louis C. Cole III                           Director           56
John J. Katsaros                            Director           48


  Mr. Cole has served as a director of Inference since November 1998. He has also served as Chairman of the Board, Chief Executive Officer and President of Legato Systems Inc., a storage management software company, since 1989. Mr. Cole also serves as director of Qualix Group, Inc., Rogue Wave Software, Inc., and NetIQ Corporation as well as several private companies. Mr. Cole holds a B.S. in Education from Edinboro State University.

  Mr. Katsaros has served as a director of Inference since August 1998. Mr. Katsaros has been the President of Internet Research Group (formerly Collaborative Marketing), an internet research and consulting firm, since 1993. Mr. Katsaros also serves on the board of directors of My Software, Inc. Mr. Katsaros holds an M.B.A. from Santa Clara University as well as a B.S. and M.S. in Electrical Engineering from Lehigh University.

Executive Officers

  The following sets forth certain information regarding executive officers of Inference.

  Charles W. Jepson, Chief Executive Officer, President and Director (age 54) joined Inference in March 1998. Prior to joining Inference, he was President and Chief Executive of Interlink Computer Sciences, Inc. from November 1992 to May 1997.

  Ralph Barletta, President and General Manager, k-Commerce Support Division (age 38) joined Inference in January 1996 and was appointed to his current position in November 1999. Prior to this post, Mr. Barletta served as Senior Vice President of product development and Chief Scientist. Before joining Inference, he served as President of Case Data Solutions Software Consulting from January 1993 to January 1996.

  Robert Tatemichi, President and General Manager, k-Commerce Sales Division (age 49) joined Inference in April 1999. From April 1998 to May 1999, Mr. Tatemichi was Vice President of Sales and Marketing at MATRAnet, Inc., an enterprise security and communication software company. From September 1996 to March 1998, Mr. Tatemichi was Vice President of Sales and Marketing at Quintus Corporation. From February 1986 to August 1996, Mr. Tatemichi served in a variety of sales and marketing management postitions for Nortel Networks.

  Nobuo N. Akiha, Vice President, Marketing and Business Development (age 42), joined Inference in August 1994 and has served in his current position since November 1999. Prior to this post, Mr. Akiha served as vice president of acquisitions as well as vice president of marketing. Before joining Inference, Mr. Akiha was a senior consultant at Regis McKenna, Inc., a consulting and marketing communications firm, from October 1993 to August 1994.

  Nigel Doust, Vice President of International Operations (age 43), joined
Inference in February 1999 as International Customer Services Director.   Prior
to joining Inference, Mr. Doust held the position of Divisional Manager - Value Added Solutions with Tangent International Ltd. ("Tangent") from January 1997 to December 1998. From January 1995 to December 1996, Mr. Doust held the position of Divisional Manager - Web Technology Group with Tangent.

  Greg Pappas, Vice President of Human Resources (age 37), joined Inference in November 1998. From June 1996 to November 1998, Mr. Pappas served as Senior Director, Human Resources of Chordiant Software. Between January and June of 1996, Mr. Pappas held the position of Senior Human Resource Business Partner at Applied Biosystems. From April 1993 to January 1996, Mr. Pappas was employed as Human Resources Manager at Apple Computer, Inc.

  Philip Ranger, Vice President and Chief Financial Officer (age 43), joined Inference in January 2000. Prior to joining Inference, Mr. Ranger served as Vice President Sales at Ultradata Corporation ("Ultradata") from October 1997 to October 1998. From October 1996 to March 1998, Mr. Ranger served as Ultradata's Chief Financial Officer. From December 1995 through October 1996, Mr. Ranger held the position of Director of Financial Planning at Ultradata. Between 1989 and December 1995, Mr. Ranger held several financial management positions for Triad Systems Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish Inference with copies of all Section 16(a) forms they file.

  Based solely upon a review of the copies of such forms furnished to Inference, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, we believe that, during fiscal 2000, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Information Regarding Executive Compensation

  The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jepson, President and Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of Inference at the end of the fiscal year (collectively, the "Named Executive Officers").


                                                                                Long Term
                                                                              Compensation
                                                                              -------------
                                                                               Securities
                                         Fiscal   Annual    Compensation/(1)/  Underlying       All Other
                                          Year   Salary($)     Bonus($)        Options(#)    Compensation($)
                                         ------  ---------  ---------------   ------------- -----------------
Charles W. Jepson/(2)/.................    2000  $247,916       $ 25,425           75,000                0
    President and Chief Executive          1999   204,519        145,466          400,000          153,700/(3)/
    Officer

Ralph Barletta/(4)/....................    2000  $167,916       $ 39,166           50,000                0
    President and General Manager, kC      1999   165,000         29,093           50,000                0
    Support Division

Nobuo N. Akiha/(5)/....................    2000  $147,500       $ 29,934           29,500                0
    Vice President, Marketing and          1999   142,500         36,000           20,000                0
    Business Development

Nigel Doust/(6)/.......................    2000  $117,774       $112,575           85,000            8,188/(7)/
    Vice President, International
    Operations

Greg Pappas/(8)/.......................    2000  $132,500       $ 46,391           35,000                0
    Vice President, Human Resources

================================================================================

(1) Inference has concluded that the aggregate amount of perquisites and other personal benefits, securities or property paid to each of the Named Executive Officers for each of the fiscal years 2000, 1999 and 1998 did not exceed the lesser of 10% of such officer's total annual salary and bonus for each such year or $50,000. Therefore, any such amounts are not included in the table.

(2)  Mr. Jepson joined Inference, effective March 4, 1998.

(3) This amount represents relocation and related tax equalization expenses paid by Inference.

(4) Mr. Barletta became an executive officer during fiscal year ending January 31, 1999.

(5) Mr. Akiha became an executive officer during fiscal year ending January 31, 1999.

(6) Mr. Doust became an executive officer during fiscal year ending January 31, 2000,

(7) These amounts represent contributions made to the employee's account in the Inference Ltd. defined contribution retirement plan.

(8) Mr. Pappas became a named executive officer during fiscal year ending January 31, 2000.

================================================================================

Option Grants in Last Fiscal Year

  The following sets forth information concerning individual grants of stock options during the fiscal year ended January 31, 2000 to each of the Named Executive Officers:

                                                      Individual Grants
                              ------------------------------------------------------------------
                                                                                                     Potential Realizable Value
                               Number of                                                             at Assumed Annual Rates of
                              Securities      Percent of Total        Exercise                      Stock Price Appreciation for
                              Underlying      Options Granted           or                                 Option Term/(3)/
                               Options        to Employees in        Base Price       Expiration           --------------
                               Granted        Fiscal Year/(1)/     ($/Share)/(2)/        Date         5%($)              10%($)
                               -------        ----------------     --------------        ----        ------              ------
          Name
-------------------------
Charles W. Jepson........       75,000               4.80%             $7.0000          02/22/09     $ 330,170           $836,715

Ralph Barletta...........       15,000               0.96               7.0000          02/22/09        66,034            167,343
                                10,000               0.64               4.5625          07/08/09        28,688             72,710
                                25,000               1.60               5.0625          01/31/10        79,594            201,708

Nobuo N. Akiha...........       12,000               0.78               7.0000          02/22/09        52,827            133,874
                                 7,500               0.48               4.5625          07/08/09        21,516             54,532
                                10,000               0.64               5.0625          01/31/10        31,838             80,683

Nigel Doust..............       15,000               0.96               7.0000          02/22/09        66,034            167,343
                                30,000               1.92               2.8750          10/07/09        54,242            137,460
                                40,000               2.56               5.0625          01/31/10       127,351            322,733

Greg Pappas..............        5,000               0.32               4.5625          07/08/09        14,344             36,355
                                20,000               1.28               2.8750          10/07/09        36,161             91,640
                                10,000               0.64               5.0625          01/31/10        31,838             80,683

__________
(1) Based on an aggregate of 1,563,000 options granted to all employees during fiscal year 2000. All stock options were granted under the 1993 Plan and vest over a period of four years, with the exception of options granted on July 8, 1999, which become fully vested on July 8, 2000.

(2) All stock options were granted with exercise prices equal to the fair market value of the Class A Common Stock on the grant date and have a term of ten years beginning on the grant date.

(3) Potential realizable values are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Class A Common Stock, as well as the optionholders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded. The indicated amounts are net of the option exercise price but before taxes that may be payable upon exercise.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

  The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended January 31, 2000 and unexercised options held by each such officer as of January 31, 2000.

                                                                       Number of Securities           Dollar Value of Unexercised
                                 Shares                               Underlying Unexercised            In-the-Money Options at
                               Acquired on       Dollar Value       Options at Fiscal Year End(#)       Fiscal Year End($)/(1)/
                                                                  -------------------------------     ------------------------------
        Exercise(#)            Exercise(#)       Realized($)      Exercisable       Unexercisable     Exercisable      Unexercisable
---------------------------   ------------      -------------     -----------       -------------     -----------      -------------
Charles W. Jepson..........             --               --           186,249            288,751         $104,765         $120,234
Ralph Barletta.............             --               --            42,249             92,751           38,483           60,891
Nobuo N. Akiha.............             --               --            28,601             56,016           37,829           39,049
Nigel Doust................             --               --                --             85,000               --           65,625
Greg Pappas................             --               --             7,500             57,500            2,344           53,281

__________

(1) Calculated on the basis of the fair market value of the Class A Common Stock of $5.0625 per share on the last trading day of the fiscal year ending January 31, 2000, minus the per share exercise price, multiplied by the number of shares underlying the option.

Director Compensation

  Beginning February 1, 1998, each non-employee director received $2,000 for each meeting he attended in person and $500 for each meeting he attended pursuant to telephonic communication. Non-employee directors were reimbursed for out-of- pocket travel expenses associated with their attendance at Board meetings.

  Non-employee directors are granted options in connection with their service on the Board. Prior to the adoption of the 1993 Stock Option Plan, options were granted to non-employee directors in a non-uniform manner. Option grants to non-employee directors granted after the adoption of the 1993 Stock Option Plan are granted pursuant to the provision in such plan for automatic director grants.

Compensation Committee Interlocks and Insider Participation

  During the fiscal year ended January 31, 2000, certain matters regarding executive compensation were addressed by the entire Board of Directors. Charles
W. Jepson was a director and an executive officer of Inference during such period. He abstained from any matter directly related to his compensation.

Company Stock Price Performance

  The following chart shows a comparison of the cumulative total return of our Class A Common Stock, the CRSP Total Return Index for The Nasdaq Stock Market (U.S. Index) ("Nasdaq Index") and the CRSP Total Return Industry Index for the Nasdaq Computer & Data Processing ("Software Index") for the period commencing on June 29, 1995 and ending on January 31, 2000./(1)(2)/

                    COMPARISON OF 55 MONTH CUMULATIVE TOTAL
                                    RETURN
                         AMONG INFERENCE CORPORATION,
                      THE NASDAQ STOCK MARKET (U.S) INDEX
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX

                             [GRAPH APPEARS HERE]

                                 ----------------------------------------------------------------------------------------
                                   29-Jun-95      31-Jan-96      31-Jan-97      31-Jan-98      31-Jan-99      31-Jan-00
-------------------------------------------------------------------------------------------------------------------------
Inference Corporation                $100           $148           $ 58           $ 32           $ 64           $ 46
-------------------------------------------------------------------------------------------------------------------------
Nasdaq Stock Market                  $100           $115           $150           $178           $278           $433
-------------------------------------------------------------------------------------------------------------------------
Nasdaq Computer & Data               $100           $114           $155           $187           $378           $603
Processing
-------------------------------------------------------------------------------------------------------------------------

_________________
/(1)/ For purposes of this presentation, Inference has assumed that our initial offering price per share of $11.00 would have been the closing sales price on June 29, 1995, the day prior to the commencement of trading. Trading in our Class A Common Stock commenced on June 30, 1995, and our most recent fiscal year ended January 31, 2000.

/(2)/ Assumes that $100 was invested on June 29, 1995 in our Class A Common Stock at our initial offering price of $11.00 per share and at the closing price for each index on that date and that all dividends were reinvested. No cash dividends have been declared on our Class A Common Stock.

STOCKHOLDER RETURNS OVER THE INDICATED PERIOD SHOULD NOT BE CONSIDERED INDICATIVE OF FUTURE STOCKHOLDER RETURNS.

ITEM 12. SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of March 31, 2000, regarding the beneficial ownership of our Class A Common Stock by: (i) each person who is known by Inference to be the beneficial owner of more than 5% of the Class A Common Stock; (ii) each of the directors and director nominees of Inference;
(iii) each executive officer listed in the Summary Compensation Table; and
(iv) all current directors and executive officers of Inference as a group.

                                                                                 Approximate
                                                                                 Number of Shares           Percentage
Name/(1)/                                                                        Beneficially Owned/(2)/    Owned
---------                                                                        ---------------------      -----------
Dimensional Fund Advisors, Inc. /(3)/..........................................            503,800               6.40%
             1299 Ocean Avenue, 11/th/ Floor
             Santa Monica, California 90401
Charles W. Jepson/(4)/.........................................................            250,189               3.08%
Ralph Barletta/(5)/............................................................             58,791               *
Nobuo N. Akiha/(6)/............................................................             36,058               *
C. Scott Gibson/(7)/...........................................................             32,288               *
Raymond A. Smelek/(8)/.........................................................             17,000               *
Robert Tatemichi/(9)/..........................................................             13,178               *
Greg Pappas/(10)/..............................................................             12,925               *
John J. Katsaros/(11)/.........................................................              8,750               *
Louis C.  Cole III/(12)/.......................................................              7,500               *
Nigel Doust/(13)/..............................................................              4,688               *
Philip Ranger..................................................................                 --               *
All directors and executive officers as a group (11 persons)/(14)/.............            441,367               5.31%

*Less than 1%.
(1) The address for each of the named individuals is c/o Inference Corporation, 100 Rowland Way, Novato, California 94945. Unless otherwise indicated the named persons possess sole voting power and investment power with respect to the shares listed (except to the extent such authority is shared with spouses under applicable law).

(2) Beneficial ownership includes voting and investment power with respect to the shares. Shares of common stock subject to convertible securities, options or warrants currently exercisable or exercisable within 60 days of the anticipated filing date of the Form 10-K are deemed outstanding for computing the percentage of the person holding such convertible securities, options or warrants, but are not deemed outstanding for computing the percentage of any other person. Thus, the sum of the individuals' and entities' ownership as a percent of common stock beneficially owned may exceed 100%. As of March 31, 2000, we had 7,873,501 shares of Class A Common Stock outstanding

(3) Information is as of February 11, 2000 and is based on a Schedule 13G filed with the Securities and Exchange Commission ("SEC") by Dimensional Fund Advisors, Inc. ("DFA"). DFA reported that it has sole voting and sole dispositive power with respect to 503,800 shares. DFA also reports that all such shares are owned by advisory clients of DFA, and that DFA disclaims beneficial ownership of all such shares.

(4) Includes 228,750 shares of Class A Common Stock which Mr. Jepson has the right to acquire by exercise of stock options.

(5) Includes 53,791 shares of Class A Common Stock which Mr. Barletta has the right to acquire by exercise of stock options.

(6) Includes 35,353 shares of Class A Common Stock which Mr. Akiha has the right to acquire by exercise of stock options.

(7) Includes 10,938 shares of Class A Common Stock which Mr. Gibson has the right to acquire by exercise of stock options.

(8) Includes 10,000 shares of Class A Common Stock which Mr. Smelek has the right to acquire by exercise of stock options.

(9) Includes 12,500 shares of Class A Common Stock which Mr. Tatemichi has the right to acquire by exercise of stock options.

(10) Includes 11,250 shares of Class A Common Stock which Mr. Pappas has the right to acquire by exercise of stock options.

(11) Includes 8,750 shares of Class A Common Stock which Mr. Katsaros has the right to acquire by exercise of stock options.

(12) Includes 7,500 shares of Class A Common Stock which Mr. Cole has the right to acquire by exercise of stock options.

(13) Includes 4,688 shares of Class A Common Stock which Mr. Doust has the right to acquire by exercise of stock options.

(14) Includes 383,520 shares subject to options that were exercisable as of June 2, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Employment Agreements with Named Executive Officers

  During the year, we entered into executive employment agreements with Messrs. Akiha, Barletta, Pappas, and Tatemichi. These agreements provide for severance benefits upon termination or in the event of a "change of control" of Inference. Also included in the agreements were retention bonuses payable provided the executive was still employed with Inference as of April 30, 2000. The amounts of the bonuses are as follows:

          Nobuo N. Akiha...............................  $22,500
          Ralph Barletta...............................   25,000
          Greg Pappas..................................   20,000
          Robert Tatemichi.............................   25,000

  Pursuant to their agreements, these executives also received one-time option grants of retention stock on July 8, 1999.

Certain Relationships and Related Transactions

  We have entered into Indemnification Agreements with all directors and executive officers. While the Indemnification Agreements currently require no payment by Inference, in the case of an indemnification, we may be required to pay an amount in excess of $60,000.

  J.P. Morgan is the sole holder of our Class B Common Stock. Except as provided by law, the Class B Common Stock generally is non-voting. The Class B Common Stock is convertible into Class A Common Stock, except that J.P. Morgan may not convert such shares to the extent that, as a result of such conversion, J.P. Morgan would hold more than 5% of the then outstanding Class A Common Stock. As of fiscal year ending January 31, 2000, J.P. Morgan had converted 535,332 shares of Class B Common Stock to Class A common Stock and owned 6,774 shares of Class A Common Stock. We have been informed by J.P. Morgan that it intends to continue converting its shares of Class B Common Stock to Class A Common Stock. While the conversion of the Class B Common Stock does not involve the payment of money, the monetary value attached to the total conversion of the Class B Common Stock to Class A Common Stock may exceed $60,000.

  We believe that all of the transactions set forth above were made on terms no less favorable to Inference than could have been obtained from unaffiliated third parties. All future transactions, including loans, between Inference and our officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to Inference than could be obtained from unaffiliated third parties.

                     Report of the Compensation Committee
              of the Board of Directors on Executive Compensation

  The Compensation Committee of the Board of Directors (the "Committee") is comprised of two independent outside directors. No member of the Committee is a former or current officer or employee of Inference or any of our subsidiaries. The Committee is responsible for setting and administering the policies that govern compensation for executive officers and key employees. The Committee evaluates the performance of management and determines compensation policies and levels. In determining compensation, the Committee spoke with executive recruiters, senior Human Resources executives outside Inference and referenced the Radford Salary Survey for technology companies for similar level executives. During our fiscal year ended January 31, 2000, the Committee only made recommendations regarding executive officer compensation to the full Board of Directors.

Overview and Philosophy

  We believe that compensation should reflect the value created for our stockholders, while supporting the business strategies and long-range plans of Inference. Accordingly, Inference's executive compensation program is based on guiding principles designed to align compensation with our business strategy and our overall financial performance. These principles are:

     (i) to attract and retain key executives critical to the long-term success of Inference who are of the highest caliber; and

     (ii) to motivate executives to enhance long-term stockholder value by building appropriate ownership in Inference.

  The Committee's approach is based upon a belief that a substantial portion of aggregate annual compensation for executive officers should be contingent upon our performance and an individual's contribution to our success. In addition, the Committee strives to align the interests of our executive officers with the long-term interests of Stockholders through stock option grants that can result in ownership of our Class A Common Stock.

Executive Officer Compensation

  Our compensation program for executive officers is based on the following guidelines:

 . Establishment of salary levels and participation in generally available employee benefit programs based on competitive compensation package practices.

 . Utilization of an annual performance-based, cash incentive plan.

 . Inclusion of equity opportunities that create long-term incentives based upon increases in stockholder return.

  For fiscal 2000, the Committee recommended and the Board approved a cash incentive plan that provided for bonus awards to be made to the executive officers subject to an aggregate budget for all awards under the plan. The plan established a minimum level of operating income to be achieved by Inference quarterly and/or annually before any payments would be made under the plan.

  Our operating income during fiscal 2000 did not meet all of the target levels established under the plan. As a result, only a proportional amount of the bonus awards were distributed to our executive officers under the plan for fiscal 2000.

  The Compensation Committee maintains a set of guidelines for use in making recommendations to the Board of Directors on individual grants of stock options, including the size of such grants, to executive officers. Options to purchase the Class A Common Stock of Inference were granted to the executive officers by reference to these guidelines. These guidelines are developed by reference to information that the Committee believes fairly reflect the competitive environment in which we operate and which are consistent with the compensation principles set forth above.

Chief Executive Officer Compensation

  Mr. Jepson, President and Chief Executive Officer of Inference, received a base salary of $250,000 for fiscal 2000. This base salary reflected the Committee's above described compensation approach that annual compensation should be based to some extent on an incentive bonus tied to our annual performance.


  For fiscal 2000, Mr. Jepson was eligible to receive a cash bonus in the aggregate amount of $195,000 based upon our performance as reflected by our operating results. Actual amounts paid for the fiscal year totaled $25,425. In determining Mr. Jepson's compensation, the Committee evaluated competitive pay practice data derived from the Radford Salary Survey for technology companies.

Additionally, the Committee consulted executive recruiters as well as senior Human Resource executives outside Inference.

  In the fiscal year ended January 31, 2000, Mr. Jepson was granted options to purchase seventy five thousand of Class A Common Stock at the exercise price of $7.00 per share, the closing sales price of such stock as reported by the NASDAQ National Market on the date the options were granted. These options vest over a period of four years.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     A.   The following documents are filed as part of this report:

          1. Consolidated Financial Statements - See "Index to Consolidated Financial Statements"

          2.  Consolidated Financial Statement Schedules:

                    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

          3.  Exhibits - See "Exhibit Index"

     B.   Reports on Form 8-K:

          1. On March 17, 2000 we filed a Form 8-K with the Securities and Exchange Commission reporting that on February 24, 2000 Inference announced financial results for the quarter and year ended January 31, 2000.

          2. On March 20, 2000 we filed a Form 8-K with the Securities and Exchange Commission reporting that on March 16, 2000 Inference and eGain Communications Corporation ("eGain") executed a definitive agreement in connection with the planned acquisition under which eGain will acquire Inference in exchange for common stock.

          3. On March 21, 2000 we filed a Form 8-K with the Securities and Exchange Commission for the sole purpose of correcting the text of exhibit 99.3 attached to the Form 8-K dated March 20, 2000 discussed above.

                             INFERENCE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS........................    F-2

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets at January 31, 2000 and 1999..............    F-3

   Consolidated Statements of Operations for the years ended
       January 31, 2000, 1999 and 1998...................................    F-4

   Consolidated Statements of Shareholders' Equity for the years ended
       January 31, 2000, 1999 and 1998...................................    F-5

   Consolidated Statements of Cash Flows for the years ended
         January 31, 2000, 1999 and 1998.................................    F-6

   Notes to Consolidated Financial Statements............................    F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Inference Corporation

     We have audited the accompanying consolidated balance sheets of Inference Corporation as of January 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inference Corporation at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                           /s/ Ernst & Young LLP


Sacramento, California
February 18, 2000
except for Note 12, as to which the date is March 16, 2000

                             INFERENCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                            January 31,
                                                                       -----------------------
                                                                         2000           1999
                                                                       --------       --------
ASSETS

Current assets:
    Cash and cash equivalents......................................    $ 17,244       $ 25,761
    Accounts receivable, less allowance for doubtful accounts
      of $265,000 for 2000 and 1999................................       4,299          7,063
    Other current assets...........................................       1,061            433
                                                                       --------       --------
        Total current assets.......................................      22,604         33,257

Property and equipment, net........................................       1,858          1,607
Intangible assets, net.............................................         884             --
Other assets.......................................................         470            511
                                                                       --------       --------
                                                                       $ 25,816       $ 35,375
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable...............................................    $  1,134       $    819
    Accrued salaries and related items.............................       2,289          2,371
    Other accrued liabilities......................................       2,384          2,785
    Deferred revenue...............................................       5,019          4,642
                                                                       --------       --------
        Total current liabilities..................................      10,826         10,617

Commitments and Contingencies (Notes 3 and 11)

Shareholders' equity:
    Preferred stock, $0.01 par value;
        Authorized shares - 2,000 at January 31, 2000 and 1999;
        Issued and outstanding shares - none.......................          --             --
    Common stock, $0.01 par value;
        Authorized shares - 27,000 at January 31, 2000 and 1999;
        Issued and outstanding shares - 7,820 and 7,032 at
        January 31, 2000 and 1999, respectively....................          78             70
    Additional paid-in capital.....................................      49,308         46,328
    Accumulated other comprehensive loss...........................        (371)          (328)
    Accumulated deficit............................................     (34,025)       (21,312)
                                                                       --------       --------
        Total shareholders' equity.................................      14,990         24,758
                                                                       --------       --------
                                                                       $ 25,816       $ 35,375
                                                                       ========       ========

                            See accompanying notes.

                             INFERENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except per share information)

                                                                   Year Ended January 31,
                                                            -----------------------------------
                                                              2000         1999          1998
                                                            --------     --------      --------
Revenues:
    Products............................................    $  9,857     $ 17,648      $ 13,129
    Services............................................      13,091       13,446        15,094
                                                            --------     --------      --------
        Total revenues..................................      22,948       31,094        28,223

Operating costs and expenses:
    Cost of product revenue.............................       1,011          788           982
    Cost of service revenue.............................       6,533        6,859         7,952
    Product development.................................       7,449        5,245         4,666
    Selling and marketing...............................      16,165       15,392        15,421
    General and administrative..........................       3,817        3,940         3,796
    Amortization of intangible assets...................         183           --            --
    Acquisition related.................................         677           --            --
    Restructuring.......................................         672        1,855            --
                                                            --------     --------      --------
        Total operating costs and expenses..............      36,507       34,079        32,817
                                                            --------     --------      --------
Loss from operations....................................     (13,559)      (2,985)       (4,594)
Gain on sale of investment..............................          --           --         3,824
Interest income.........................................       1,026        1,270         1,428
Other expense, net......................................        (180)        (105)          (31)
                                                            --------     --------      --------
Income (loss) before income taxes.......................     (12,713)      (1,820)          627
Provision for income taxes..............................          --          100            --
                                                            --------     --------      --------
Net income (loss).......................................    $(12,713)    $ (1,920)     $    627
                                                            ========     ========      ========

Per share information:
    Net income (loss) per common share:
        Basic...........................................    $  (1.70)    $  (0.27)     $   0.08
                                                            ========     ========      ========
        Diluted.........................................    $  (1.70)    $  (0.27)     $   0.08
                                                            ========     ========      ========

    Shares used in computing net income (loss) per
    share:
        Basic...........................................       7,469        7,146         7,894
                                                            ========     ========      ========
        Diluted.........................................       7,469        7,146         8,110
                                                            ========     ========      ========

                            See accompanying notes.

                             INFERENCE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (in thousands)


                                            Common Stock                    Accumulated
                                       ---------------------  Additional       Other                       Total
                                         Shares                 Paid-in    Comprehensive   Accumulated  Shareholders'  Comprehensive
                                       Outstanding    Amount    Capital        Loss          Deficit      Equity       Income (Loss)
                                       ---------------------------------------------------------------------------------------------
Balances at January 31, 1997...........     8,205      $  82    $ 52,048         $  (459)   $ (20,019)      $ 31,652
  Issuance of common stock.............       154          2         515              --           --            517
  Repurchase of common stock...........      (854)        (9)     (4,308)             --           --         (4,317)
  Comprehensive income:
     Net income........................        --         --          --              --          627            627       $    627
     Foreign currency translation
        adjustments....................        --         --          --             177           --            177            177
                                                                                                                           --------
  Comprehensive income.................        --         --          --              --           --             --       $    804
                                          -------      -----    --------         -------    ---------       --------       ========
Balances at January 31, 1998...........     7,505         75      48,255            (282)     (19,392)        28,656
  Issuance of common stock.............       201          2         620              --           --            622
  Stock-based compensation.............        --         --         209              --           --            209
  Repurchase of common stock...........      (674)        (7)     (2,756)             --           --         (2,763)
  Comprehensive loss:
     Net loss..........................        --         --          --              --       (1,920)        (1,920)      $ (1,920)
     Foreign currency translation
        adjustments....................        --         --          --             (46)          --            (46)           (46)
                                                                                                                           --------
  Comprehensive loss...................        --         --          --              --           --             --       $ (1,966)
                                          -------      -----    --------         -------    ---------       --------       ========
Balances at January 31, 1999...........     7,032         70      46,328            (328)     (21,312)        24,758
  Issuance of common stock.............       591          6       1,838              --           --          1,844
  Issuance of common stock in
     connection with acquisition
     of Verix Software.................       197          2       1,104              --           --          1,106
  Stock-based compensation.............        --         --          38              --           --             38
  Comprehensive loss:
     Net loss..........................        --         --          --              --      (12,713)       (12,713)      $(12,713)
     Foreign currency translation
        adjustments....................        --         --          --             (43)          --            (43)           (43)
                                                                                                                           --------
  Comprehensive loss...................        --         --          --              --           --             --       $(12,756)
                                          -------      -----    --------         -------    ---------       --------       ========
Balances at January 31, 2000...........     7,820      $  78    $ 49,308         $  (371)   $ (34,025)      $ 14,990
                                          =======      =====    ========         =======    =========       ========

                            See accompanying notes.

                             INFERENCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                          Year Ended January 31,
                                                                          --------------------------------------------------------
                                                                              2000                  1999                  1998
                                                                          -----------            -----------           -----------
Cash flows from operating activities:
    Net income (loss).............................................       $  (12,713)             $  (1,920)            $      627
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
         Gain on sale of investment...............................               --                     --                 (3,824)
         Acquired in-process research and development.............              450                     --                     --
         Stock-based compensation.................................               38                    209                     --
         Depreciation and amortization............................            1,462                  1,311                  1,046
         Changes in operating assets and liabilities, net of
           effects from acquisition of Verix Software:
              Accounts receivable.................................            2,769                 (1,293)                 4,024
              Other current assets................................             (620)                    51                   (243)
              Other assets........................................               41                    107                    (74)
              Accounts payable....................................              308                    196                   (490)
              Accrued salaries and related items..................             (101)                   463                   (238)
              Other accrued liabilities...........................             (740)                 1,440                   (589)
              Deferred revenue....................................              377                    178                   (932)
                                                                         ----------              ---------             ----------
Net cash provided (used) by operating activities..................           (8,729)                   742                   (693)

Cash flows from investing activities:
    Net cash paid for acquisition of Verix Software...............              (84)                    --                     --
    Net proceeds from sale of investment..........................               --                     --                  3,824
    Maturity of short-term investments............................               --                     --                    987
    Purchases of property and equipment...........................           (1,505)                  (804)                (1,105)
                                                                         ----------              ---------             ----------
Net cash provided (used) by investing activities..................           (1,589)                  (804)                 3,706

Cash flows from financing activities:
    Net proceeds from issuance of common stock....................            1,844                    622                    317
    Repurchase of common stock....................................               --                 (2,763)                (4,317)
                                                                         ----------              ---------             ----------
Net cash provided (used) by financing activities..................            1,844                 (2,141)                (3,800)
                                                                         ----------              ---------             ----------

Effect of exchange rate differences on cash.......................              (43)                   (46)                   177
                                                                         ----------              ---------             ----------

Net decrease in cash and cash equivalents.........................           (8,517)                (2,249)                  (610)
Cash and cash equivalents at beginning of year....................           25,761                 28,010                 28,620
                                                                         ----------              ---------             ----------
Cash and cash equivalents at end of year..........................       $   17,244              $  25,761             $   28,010
                                                                         ==========              =========             ==========

                            See accompanying notes.

                             INFERENCE CORPORATION

                                (in thousands)


                                                                                       Year Ended January 31,
                                                                             -------------------------------------------
                                                                                2000             1999           1998
                                                                             -----------      ----------      ----------
Supplemental disclosure of cash flow information:
    Interest paid during the period...............................           $        --      $        4      $       15
                                                                             ===========      ==========      ==========
    Income taxes paid during the period...........................           $        79      $       39      $      173
                                                                             ===========      ==========      ==========
Supplemental disclosure of investing transactions:
    Acquisition of Verix Software:
             Fair value of assets acquired........................           $     1,571      $       --      $       --
             Issuance of common stock.............................                (1,106)             --              --
             Cash paid............................................                  (100)             --              --
             Accrued acquisition costs............................                  (281)             --              --
                                                                             -----------      ----------      ----------
    Liabilities assumed...........................................           $        84      $       --      $       --
                                                                             ===========      ==========      ==========

                            See accompanying notes.

                             INFERENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 2000


1.   Organization and Significant Accounting Policies

  Organization

     Inference Corporation develops, markets and supports personalized, one-to-one sales, service and support solutions over the Web for self-service and for agent-assisted customer Contact Centers to improve customer relationships. We offer a complete line of consulting, support and training services from offices throughout the U.S. and Europe. k-Commerce Support Enterprise, our e-service and support product, provides conversation-driven searching of both structured knowledge and unstructured information for solving customer queries. Our k-Commerce Sales e-merchandising software helps e-tailers know their Web visitors, anticipate their needs and target offers to turn lookers into buyers.

  Consolidation

     The consolidated financial statements include the accounts of Inference and our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Foreign Currency Translation

     Assets and liabilities of our foreign subsidiaries are translated at period-end exchange rates, and revenues and expenses are translated at the weighted-average monthly exchange rates. The resulting cumulative translation adjustments are recorded as a component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and, to date, have not been significant.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash equivalents

     We consider investments that are highly liquid, readily convertible to cash and that mature within three months from the date of purchase to be cash equivalents. Our cash equivalents as of January 31, 2000 and 1999 consisted of money market funds of $14,908,000 and $19,969,000, respectively.

                             INFERENCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from one to five years, except for leasehold improvements which are amortized over the shorter of the estimated useful lives of the related assets or the remaining lease term.

     The following is a summary of property and equipment as of January 31, 2000 and 1999 (in thousands):

                                                          2000        1999
                                                         -------     -------

          Computer equipment                             $ 4,777     $ 3,699
          Computer Software                                  219         118
          Furniture & leasehold improvements               2,067       1,797
                                                         -------     -------
               Total..............................         7,063       5,614
          Accumulated depreciation                        (5,205)     (4,007)
                                                         -------     -------
               Property and Equipment, net........       $ 1,858     $ 1,607
                                                         =======     =======


     Depreciation expense was approximately $1,238,000, $1,255,000 and $1,046,000 for the years ended January 31, 2000, 1999 and 1998, respectively.

  Revenue Recognition

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"), and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). We derive revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services include installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to software products, specified upgrades, support and/or other services, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined based on vendor-specific objective evidence. When vendor-specific objective evidence of fair value of a product cannot be determined on the basis of separate sales of that product, we determine such fair value by deducting the fair value of the support and other services from the fair value of the total arrangement.

     Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected.

                             INFERENCE CORPORATION

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

     Revenue allocable to support is recognized on a straight-line basis over the period support is provided.

     Arrangements that include other software services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are considered essential, revenue under the arrangement is recognized using contract accounting (completed contract method). When services are not considered essential, the revenue allocable to the software services is recognized as the services are performed.

  Software Development Costs

     Costs incurred for software development prior to technological feasibility are expensed as product development costs in the period incurred. Software development costs incurred subsequent to the determination of the software product's technological feasibility and prior to the product's general release to customers were not material in fiscal years 2000, 1999 and 1998, and were also expensed as product development costs in the period incurred.

  Fair Value of Financial Instruments

     Our financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of our financial instruments approximate fair value, based upon their short-term nature.

  Concentration of Credit Risk

     Financial instruments that potentially subject Inference to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high credit quality financial institutions. Such investments are in excess of the FDIC insurance limit. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and geographic regions. We generally do not require collateral or other security to support customer receivables. We routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited.

  Advertising Costs

     We account for advertising costs as expense in the period in which they are incurred. Advertising expense for fiscal years ended January 31, 2000, 1999 and 1998 was approximately $150,000, $143,000 and $481,000, respectively.

                             INFERENCE CORPORATION

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

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

     We have not provided for U.S. income taxes on the undistributed income of our foreign subsidiaries. The cumulative amount of such income was immaterial as of January 31, 2000.

  Net Income (Loss) Per Share

     Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted-average number of common and common share equivalents during the period. Common share equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options and warrants.

                             INFERENCE CORPORATION

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

     The following table sets forth the computation of basic and diluted net income (loss) per common share for fiscal years ended January 31, 2000, 1999 and 1998 (in thousands, except per share information):

                                                                    2000          1999           1998
                                                                  --------      --------       --------
Numerator:
Net income (loss)..............................................   $(12,713)     $ (1,920)      $    627
                                                                  ========      ========       ========

Denominator:
  Denominator for basic net income (loss) per common
     share - weighted-average shares outstanding...............      7,469         7,146          7,894

  Effect of dilutive securities (treasury stock method):
     Stock options.............................................         --            --            208
     Warrants..................................................         --            --              8
                                                                  --------      --------       --------
  Dilutive potential common shares.............................         --            --            216
                                                                  --------      --------       --------

  Denominator for diluted net income (loss) per
     common share - adjusted weighted-average
     shares for assumed conversions............................      7,469         7,146          8,110
                                                                  ========      ========       ========

Basic net income (loss) per share..............................   $  (1.70)     $  (0.27)      $   0.08
                                                                  ========      ========       ========

Diluted net income (loss) per share............................   $  (1.70)     $  (0.27)      $   0.08
                                                                  ========      ========       ========

     Outstanding options to purchase 2,519,000 and 2,211,000 shares of common stock at January 31, 2000 and 1999, respectively, were not included in the computation of diluted net loss per share for the years ended January 31, 2000 and 1999 as a result of their anti-dilutive effect. Such options could have a dilutive effect in future periods. In addition, the diluted net loss per share for the year ended January 31, 1999 does not include the common share equivalent of 22,000 shares of common stock, which could have been issued under outstanding warrants.

  Accounting for Stock-Based Compensation

     As permitted under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, we account for employee stock-based awards in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Pursuant to SFAS 123, we disclose the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

                             INFERENCE CORPORATION

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

  Product Concentration

     We currently derive substantially all of our revenue from the licensing of our k-Commerce product lines and fees from related services. These products and services are expected to account for substantially all of our revenue for the foreseeable future. Consequently, a reduction in demand for these products and services or a decline in sales of these products and services will adversely affect operating results.

  Comprehensive Income (Loss)

     We report comprehensive income (loss) and its components in accordance with Statement No. 130, Reporting Comprehensive Income ("SFAS 130"). Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners. Our only component of comprehensive income (loss), other than net income (loss), for each of the three years ended January 31, 2000 related to foreign currency translation adjustments.

  Reclassification

     Certain reclassifications have been made to prior years' amounts in order to conform to the current year's presentation.

  New Accounting Pronouncements

     In December 1998, the AICPA issued SOP 98-9, which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes," by cumulative catch-up adjustment no later than the second quarter of the fiscal year beginning after December 15, 1999. We are currently evaluating the impact, if any, of SAB 101 on our revenue recognition policy and our consolidated financial statements.

                             INFERENCE CORPORATION

                               January 31, 2000


1.   Organization and Significant Accounting Policies (Continued)

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity," which is required to be adopted in years beginning after June 15, 2000. The Statement will require Inference to recognize all derivatives on the balance sheet at fair value. We do not anticipate that the adoption of this Statement will have a significant effect on our results of operations or financial position.

2.   Business Acquisition

     On April 30, 1999, we acquired all of the outstanding capital stock of Verix Software ("Verix"), a privately held developer of Web direct sales applications for e-commerce companies, for approximately $1,487,000. The results of Verix' operations have been combined with those of Inference since the date of acquisition.

     The acquisition was accounted for using the purchase method of accounting. Consideration for this transaction consisted of the following (in thousands):

        Cash..........................................   $  100
        Inference common stock........................    1,106
        Acquisition costs.............................      281
                                                         ------
                                                         $1,487
                                                         ======

     The following is a summary of the purchase price allocation (in thousands):

        Tangible assets...............................   $   54
        In-process research and development...........      450
        Developed technology..........................      400
        Goodwill......................................      567
        Workforce.....................................      100
        Liabilities assumed...........................      (84)
                                                         ------
                                                         $1,487
                                                         ======

     A total of $677,000 was expensed in the quarter ended April 30, 1999 relating to acquisition items. This was comprised of in-process research and development of $450,000 and other acquisition related expenses of $227,000.

                             INFERENCE CORPORATION

                               January 31, 2000


2.   Business Acquisition (Continued)

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

     Unaudited pro forma combined results of operations for the year ended January 31, 2000 and 1999 have been prepared as if the acquisition occurred at the beginning of each period (in thousands).

                                                         Year Ended January 31,
                                                         ----------------------
                                                           2000          1999
                                                         ========      ========

     Total revenues....................................  $ 22,953      $ 31,094
                                                         ========      ========

     Net loss..........................................  $(12,942)     $ (3,363)
                                                         ========      ========

     Basic and diluted net loss per share..............  $  (1.72)     $  (0.46)
                                                         ========      ========



     Pro forma net loss for the years ended January 31, 2000 and 1999 includes in-process research and development of $450,000.

                             INFERENCE CORPORATION

                               January 31, 2000


3.   Commitments

     We lease our facilities and certain computer equipment under various operating leases. Total rental expense under operating leases was approximately $1,581,000, $1,518,000 and $2,263,000 during fiscal 2000, 1999 and 1998, respectively. Future minimum obligations as of January 31, 2000 are as follows (in thousands):

          Fiscal Year
          -----------

              2001......................................    $2,061
              2002......................................     1,686
              2003......................................     1,274
              2004......................................     1,037
              2005......................................       986
              Thereafter................................        --
                                                            ------
                   Total................................    $7,044
                                                            ======

4.   Income Taxes

     The components of the provision for income taxes for fiscal years ended January 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                      2000      1999      1998
                                                     ------    ------    ------
Current:
     Federal.......................................  $   --    $   --    $   --
     State.........................................      --        --        --
     Foreign.......................................      --       100        --
                                                     ------    ------    ------
        Total......................................  $   --    $  100    $   --
                                                     ======    ======    ======

     Our effective tax rate differed from the statutory federal income tax rate for fiscal years ended January 31, 2000, 1999 and 1998 as follows:

                                                      2000      1999     1998
                                                     ------    ------   ------

     Statutory federal income tax rate (benefit)...   (34.0)%   (34.0)%   34.0 %
     State taxes, net of federal benefit...........      --        --       --
     Tax benefit from utilization of net operating
        loss carryforwards.........................      --        --    (34.0)
     Increase in valuation allowance...............    26.0      33.0       --
     Effect of foreign operations..................     6.0       5.5       --
     Other.........................................     2.0       1.0       --
                                                     ------    ------   ------
     Effective tax rate............................      -- %     5.5 %     -- %
                                                     ======    ======   ======

                             INFERENCE CORPORATION

                               January 31, 2000


4.   Income Taxes (Continued)

     Significant components of deferred tax assets and related valuation allowance at January 31, 2000 and 1999 are as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
        Deferred tax assets:
          Net operating loss carryforwards................   $ 11,079  $  7,948
          General business and foreign tax credits........      1,093     1,109
          Other...........................................      1,802     1,982
                                                             --------  --------
          Total deferred tax assets.......................     13,974    11,039
        Valuation allowance...............................    (13,974)  (11,039)
                                                             --------  --------
        Net deferred taxes................................   $     --  $     --
                                                             ========  ========

     Due to the uncertainties surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, we have recorded a valuation allowance against our deferred tax assets. The valuation allowance increased by approximately $2,935,000 and $1,073,000 during fiscal years 2000 and 1999, respectively. Deferred tax assets relating to net operating loss carryforwards as of January 31, 2000 include approximately $4,000,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

     At January 31, 2000, we had net operating loss carryforwards for federal income tax purposes of approximately $31,530,000 that expire in various years through 2020 and net operating loss carryforwards for state income tax purposes of approximately $8,900,000 which expire in various years through 2005. We also have general business and foreign tax credits of approximately $1,093,000 which expire in various years through 2009.

Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of our net operating loss carryforwards and research and development credit carryforwards may be subject to a substantial limitation if a greater than 50% ownership change were to occur in the future.

                             INFERENCE CORPORATION

                               January 31, 2000


5.   Capital Structure

  Common Stock

     The Common Stock consists of two classes, Class A Common Stock and Class B Common Stock. At January 31, 2000 and 1999, there were 7,285,000 and 6,177,000 shares of Class A Common Stock outstanding, respectively; at January 31, 2000 and 1999, there were 535,000 and 855,000 shares of Class B Common Stock outstanding, respectively. 320,000 shares of Class B Common Stock were converted into Class A Common Stock during fiscal year 2000.

     Class A Common Stock.  The holders of the Class A Common Stock are entitled
     --------------------
to one vote per share on all matters submitted to a vote of the shareholders. The holders of shares of Class A Common Stock do not have any preemptive rights or rights to subscribe for additional securities of Inference. Dividends are payable on the Class A Common Stock, when, and if, declared by the Board of Directors out of funds legally available therefor. Each share of Common Stock, irrespective of class, will be treated equally with respect to rights upon liquidation of Inference and rights to dividends, except that, in the case of dividends in the form of Common Stock, shares of any class of Common Stock will be payable only to the holders of that class. Upon liquidation or dissolution of Inference, the holders of the Class A Common Stock and Class B Common Stock are entitled to share ratably in all assets available for distribution to shareholders after payment of all prior claims.

     Class B Common Stock.  The rights of the holders of the Class B Common
     --------------------
Stock are identical to those of the Class A Common Stock except with respect to voting and conversion rights. The holders of Class B Common Stock have no right to vote on matters submitted to a vote of shareholders, except (i) as to an amendment of a provision of the Restated Articles of Incorporation that adversely affects the powers, preferences or special rights of the holders of the Class B Common Stock and (ii) as otherwise required by law. Holders may convert shares of Class B Common Stock into Class A Common Stock, except that no holder of shares of Class B Common Stock may convert any such shares to the extent that, as a result, the holder and its affiliates, directly or indirectly, would own, control or have the power to vote more than 5% of the outstanding shares of the Class A Common Stock. A holder of Class A Common Stock also may convert its Class A Common Stock into Class B Common Stock, subject to certain limitations. As currently provided, each conversion will be on a one-for-one basis.

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

                             INFERENCE CORPORATION

                               January 31, 2000


5.   Capital Structure (Continued)

  Common Stock Warrants

     At January 31, 1999, there were warrants to purchase 22,000 shares of our Class A Common Stock outstanding, with an exercise price of $5.00 per share. These warrants were exercised and converted into 2,000 Class A Common Stock shares in April 1999, pursuant to a cashless exercise feature contained in the warrant agreement.

  Common Stock Repurchase Program

     In December 1996, our Board of Directors approved a program to repurchase shares of our Class A Common Stock. The purpose of this program is to reduce the dilutive effect of common stock to be issued under our employee stock plans. The total number of shares authorized for repurchase under the program was 2,100,000 as of January 31, 2000. In fiscal 2000, 1999 and 1998, we repurchased none, 674,000 and 854,000 shares of our Common Stock at a total cost of $0, $2.8 and $4.3 million, respectively. As of January 31, 2000, approximately 1,582,000 shares had been repurchased under the plan at a cumulative cost of $7.5 million.

  Shareholder Rights Plan

     In November 1996, the Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"), which authorized the distribution of one Right to purchase one one-hundredth share of Junior Participating Preferred Stock at the rate of one Right for each share of our Common Stock held by shareholders of record as of December 10, 1996. The Rights Plan was adopted to provide protection to shareholders in the event of an unsolicited attempt to acquire Inference.

     Rights are not exercisable until the earlier of (i) ten business days following a public announcement that a person or group has acquired beneficial ownership of 20% or more of our general voting power or (ii) ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement of, or announcement of an intention to make, a tender offer which would result in a person or group obtaining beneficial ownership of 20% or more of our general voting power, subject to certain exceptions (the earlier of such dates being called the "Distribution Date"). The Rights are initially exercisable for one one-hundredth of a share of our Junior Participating Preferred Stock at a price of $40.00, subject to adjustment. However, if (i) after the Distribution Date we are acquired in certain types of transactions, or (ii) any person or group (with certain exceptions) acquires beneficial ownership of 20% of our Common Stock, then holders of Rights (other than the 20% holder) will be entitled to receive, upon exercise of the Right, Common Stock (or common stock equivalents) of Inference (or in the case of acquisition of Inference, Common Stock of the acquirer) having a market value of two times the exercise price of the Right.

     We are entitled to redeem the Rights for $0.001 per Right, at the discretion of the Board of Directors. The Rights expire in November 2006.

                             INFERENCE CORPORATION

                               January 31, 2000


6.   Employee Benefit Plans

  Employee Savings and Retirement Plans

     We sponsor an employee savings and retirement plan (the "401(k) Plan") as allowed under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is available to all domestic employees who meet minimum age and service requirements, and provides employees with tax deferred salary deductions and alternative investment options. Employees may contribute up to 20% of their salary, subject to certain limitations. We, at the discretion of our Board of Directors, may make contributions to the 401(k) Plan. We have not contributed to the 401(k) Plan since its inception.

     We also sponsor a voluntary defined contribution retirement plan (the "UK Plan") for employees in the United Kingdom. Employees may elect to contribute a percentage of their annual gross compensation to the UK Plan. Employer contributions to the UK Plan range between 5% to 12% of participating employees' base salary, depending on the years of service with Inference. Contributions to the plan were $206,000, $242,000, and $366,000 for fiscal years 2000, 1999 and
1998, respectively.


7.   Stock Based Benefit Plans

  Employee Stock Purchase Plan

     In February 1996, we adopted an Employee Stock Purchase Plan (the "ESPP") and reserved 500,000 shares of Class A Common Stock for issuance thereunder. Pursuant to the ESPP, employees meeting certain eligibility criteria may purchase shares of our Class A Common Stock, subject to certain limitations. The shares can be purchased at the lower of 85 percent of the fair market value of the common stock on the first day of each six month exercise period or the last day of each six month exercise period. In fiscal years 2000, 1999 and 1998, shares totaling 116,000, 101,000 and 89,000 were issued under the ESPP at weighted-average prices of $3.33, $3.24 and $4.02 per share, respectively. At January 31, 2000, a total of 182,000 shares remained available for future issuance under the ESPP.

  Stock Option Plans

     We have authorized stock option plans that cover the issuance of incentive stock options and non-statutory stock options. The plans provide for the granting of options for the purchase of up to 4,335,000 authorized shares of our Class A Common Stock. There were 474,000 shares available for future option grants under the plans as of January 31, 2000. Under the terms of the plans, options, which expire ten years from date of grant, may be granted to employees, non-employee directors or consultants at prices not less than the fair value of our Class A Common Stock at the date of grant. Options principally vest over periods up to four years from the date of grant.

                             INFERENCE CORPORATION

                               January 31, 2000


7.   Stock Based Benefit Plans (Continued)

     On December 23, 1997, the Board of Directors approved stock option repricing programs pursuant to which employees of Inference could elect to cancel unexercised stock options in exchange for new stock options with an exercise price equal to the closing price of our common stock on that day, or $3.94. Approximately 1,144,000 options were repriced in December 1997. The repriced options are reflected in the stock option table in grants and cancellations.

     Information relating to the outstanding stock options is as follows:

                                                                                Weighted
                                                                                Average
                                                    Shares         Price         Price
                                                  ----------   --------------   --------
Outstanding at January 31, 1997...............     1,288,000   $ 2.50 - 16.25      $5.31
     Options granted..........................     2,029,000     3.94 -  6.75       4.75
     Options exercised........................       (62,000)    2.50 -  7.00       2.51
     Options canceled.........................    (1,584,000)    2.50 - 16.25       6.26
                                                  ----------
Outstanding at January 31, 1998...............     1,671,000     2.50 - 11.00       3.85
     Options granted..........................     1,277,000     3.00 -  7.25       4.05
     Options exercised........................      (100,000)    2.50 -  4.06       2.92
     Options canceled.........................      (637,000)    2.50 - 11.00       3.98
                                                  ----------
Outstanding at January 31, 1999...............     2,211,000     2.50 - 11.00       3.96
     Options granted..........................     1,565,000     2.69 -  7.00       4.87
     Options exercised........................      (473,000)    2.50 -  7.00       3.25
     Options canceled.........................      (784,000)    2.88 -  7.50       4.25
                                                  ----------
Outstanding at January 31, 2000...............     2,519,000     2.50 - 11.00       4.57
                                                  ==========

     Included in the above table as of January 31, 2000 are 70,000 stock options issued and outstanding outside the stock option plans. These options expire at various dates from 1999 to 2007.

     At January 31, 2000 and 1999, options for 565,000 and 526,000 shares, respectively, were exercisable at $2.50 to $11.00 per share. The weighted average exercise price of vested options granted at January 31, 2000 and 1999 was $4.27 and $3.54, respectively.

                             INFERENCE CORPORATION

                               January 31, 2000


7.   Stock Based Benefit Plans (Continued)

     The following table summarizes information concerning options outstanding and exercisable as of January 31, 2000:

                          Options Outstanding          Options Exercisable
                 -----------------------------------   -------------------
                                Weighted
                                Average     Weighted              Weighted
  Range of                     Remaining     Average               Average
  Exercise                    Contractual   Exercise              Exercise
   Prices          Number        Life         Price     Number      Price
-------------    ---------    -----------   --------   --------   --------
$2.50 -  3.25      334,000         8.88        $2.86    50,000       $2.64
 3.50 -  3.50      313,000         8.46         3.50   117,000        3.50
 3.94 -  4.25      261,000         7.91         4.00   144,000        3.97
 4.50 -  4.50      533,000         8.38         4.50   186,000        4.50
4.563 -  5.00      116,000         9.06         4.67    18,000        4.75
 5.06 -  5.06      663,000        10.00         5.06        --          --
 6.00 - 11.00      299,000         8.63         7.08    50,000        7.56
 2.50 - 11.00    2,519,000         8.89         4.57   565,000        4.27

  Stock-Based Compensation

     As permitted under SFAS 123, we have elected to follow APB 25, and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, we have generally recognized no compensation expense with respect to such awards.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted after January 31, 1995 as if we had accounted for our stock-based awards to employees under the fair value method of SFAS 123. The fair value of our stock-based awards to employees was estimated using the Black-Scholes multiple option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock-based awards to employees.

                             INFERENCE CORPORATION

                               January 31, 2000


7.   Stock Based Benefit Plans (Continued)

                                               Options                  ESPP
                                      ---------------------------   -----------
                                      2000   1999    1998    2000   1999   1998
                                      ----   ----    ----    ----   ----   ----

Expected life (years)..............   4.09   4.58    4.44    0.50   0.50   0.50
Expected stock price volatility....   1.13   0.82    0.85    1.13   0.82   0.85
Risk-free interest rate............   6.54%  4.84%   5.37%   5.50%  4.63%  5.81%

     The fair value of our stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

     The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $3.74, $2.63 and $3.15, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information, which includes the stock option plans and the Employee Stock Purchase Plan, for the years ended January 31, 2000 and 1999 is as follows (in thousands except for basic net loss per share information):

                                       2000         1999          1998
                                     --------     --------      --------

Net income (loss)                    $(12,713)    $ (1,920)     $    627
Net loss - pro forma                  (14,429)      (4,034)       (3,325)

Net loss per share:
    Basic and diluted actual         $  (1.70)     $ (0.27)     $   0.08
    Basic and diluted pro               (1.93)       (0.56)        (0.42)
    forma...................


8.   Related Party Transactions

     In July 1996, we agreed to sell our minority investment in Limbex Corporation ("Limbex") to Quarterdeck Corporation ("Quarterdeck") for approximately $3,400,000 in common stock of Quarterdeck ("Investment Amount"), pursuant to Quarterdeck's acquisition of the outstanding shares of Limbex,. During fiscal year 1998, we received and sold our Quarterdeck shares, and recorded, in aggregate, a gain of $3,824,000 related to this transaction.

                             INFERENCE CORPORATION

                               January 31, 2000


9.   Segment, Geographic and Significant Customer Data

     The method for determining what information to report concerning operating segments is based on the way that management organizes these segments within Inference for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be our Chief Executive officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by discrete information about revenues and operating loss by region and by division for making operating decisions and assessing financial performance.

     During fiscal 2000, we introduced two distinct new products, k-Commerce Sales and K-Commerce Support Enterprise. To best capitalize on the opportunities presented by our new offerings, we realigned our resources into two separate product divisions, k-commerce Support Sales ("KC Sales") and k-commerce Support Enterprise ("KC Support"). The discrete financial information on a product division basis reviewed by the CEO during fiscal 2000 is as follows (in thousands):

                                              Total          Operating         Identifiable
                                             Revenues      Income (Loss)          Assets
                                             --------      -------------       ------------
        KC Support........................   $ 22,925           $  9,287            $24,291
        KC Sales..........................         23              4,272              1,525
                                             --------           --------            -------
                                             $ 22,948           $ 13,559            $25,816
                                             ========           ========            =======

     In fiscal 1999 and 1998, we operated in one segment, the development and marketing of problem resolution software products.

     We currently operate in three primary regions, North America (principally comprised of U.S. sales), and Europe and Asia Pacific (which comprise international activities). Information relating to the business operations of these regions is as follows (in thousands):

                                              Total          Operating         Identifiable
                                             Revenues      Income (Loss)          Assets
                                             --------      -------------       ------------
        Year ended January 31, 2000:
            North America.................   $ 13,146           $(11,701)           $21,289
            International.................      9,802             (1,858)             4,527
                                             --------           --------            -------
                 Total....................   $ 22,948           $(13,559)           $25,816
                                             ========           ========            =======
        Year ended January 31, 1999:
            North America.................   $ 18,028           $ (4,811)           $29,032
            International.................     13,066              1,826              6,343
                                             --------           --------            -------
                 Total....................   $ 31,094           $ (2,985)           $35,375
                                             ========           ========            =======
        Year ended January 31, 1998:
            North America.................   $ 16,682           $ (2,994)           $30,657
            International.................     11,541             (1,600)             6,339
                                             --------           --------            -------
                 Total....................   $ 28,223           $ (4,594)           $36,996
                                             ========           ========            =======

No customer accounted for more than 10% of revenues in fiscal 2000, 1999 or 1998.

                             INFERENCE CORPORATION

                               January 31, 2000


10.  Restructuring Costs

     During fiscal 2000, we recorded restructuring charges in the amount of $672,000. These charges related to a reduction in workforce primarily resulting from a downsizing in our development operations in the United Kingdom and office closures in Germany and France. A total of 13 employees were terminated, of which 7 were in development and the remainder was from the sales, marketing and administrative areas. The total charges were primarily comprised of $511,000 related to severance costs and $100,000 related to legal and professional fees associated with the terminations and office closures. Of the total charges, $233,000, which was primarily related to severance costs, remained unpaid as of January 31, 2000.

     During fiscal 1999, we recorded restructuring charges in the amount of $1,855,000, which related to a general reduction in workforce, personnel changes in our executive management team, and the downsizing of our French subsidiary's operations. Employees were terminated from all areas of the Inference, including the marketing, development and administrative areas. Such changes resulted from our adoption of a new strategic direction and included a 12% reduction in the number of Inference employees. Restructuring charges were primarily comprised of $1,479,000 related to severance costs, all of which was paid as of January 31, 1999, $209,000 related to non-cash stock compensation and $167,000 related to lease abandonment costs. The lease abandonment costs were paid during fiscal 2000.


11.  Litigation

     In July 1998, Inference and ServiceSoft Corporation ("ServiceSoft") agreed to settle their litigation, entitled Inference Corporation v. ServiceSoft Corporation (Civil Case No. C97-03414 MJJ), in the United States District Court-Northern District of California in San Jose, under which we had claimed patent and copyright infringement, breach of contract, intentional interference with prospective business interest and unfair competition. Subsequently, ServiceSoft had denied those charges and had filed a counterclaim claiming intentional interference with prospective business interest, trade defamation and unfair competition. As part of the settlement, we granted ServiceSoft a patent license. Under the terms of the settlement, the parties executed mutual releases and dismissed all claims and counterclaims asserted in the litigation.

     On January 20, 2000, our Board of Directors authorized the transfer of our InferenceFind meta-search technology to InFind.com Inc. ("InFind"). Additionally, the Board approved an initial seed investment of up to $250,000 in the new start-up, with additional funding to be subject to the Board's approval of the business plan related to product viability for the InferenceFind technology. We would receive an equity interest in the new entity in exchange for our contributions. We have also agreed to house the new start-up in our Novato facility for a period of six months. We began funding InFind in fiscal 2001 and, as of March 31, 2000, we had contributed $30,000. To date, revenues associated with this technology, developed in 1995, total less than $100,000. Additionally, our balance sheet as of January 31, 2000 included no amounts related to the InferenceFind technology.

     We have received notice from a former employee alleging rights to the technology transferred to InFind. To date, no formal claim has been filed. Management believes the former employee's assertion to be without merit and intends to defend it vigorously. However, an unfavorable outcome would adversely impact our ability to move forward with this project and impair our investment in InFind.

     We are subject to legal proceedings and claims that arise in the ordinary course of business. Management currently believes that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect the financial position, results of operations or liquidity of Inference. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on our results of operations as a result of defense costs, diversion of management resources, and other factors.

                             INFERENCE CORPORATION

                               January 31, 2000


12.  Subsequent Events

     On March 16, 2000, Inference and eGain Communications Corporation ("eGain") announced a definitive agreement under which eGain will acquire all of the outstanding common stock of Inference in exchange for eGain common stock. Under the terms of the agreement, Inference shareholders will receive 0.1865 shares of eGain common stock for each share of Inference common stock. This exchange ratio is subject to a "collar" mechanism of 10% above and below $53.906, the 20 day average closing price for eGain's common stock as of March 15, 2000. The collar mechanism will be employed three days prior to closing of the proposed merger. At that time, in the event the 20 day average closing price for eGain's common stock exceeds $59.297, the exchange ratio will be lowered so that Inference shareholders will receive eGain shares totaling approximately $87 million in value. Similarly, in the event the 20 day average closing price for eGain's common stock is below $48.516, the exchange ratio will be increased so that Inference shareholders will receive eGain shares totaling approximately $71 million in value. The merger is subject to Inference shareholder and government regulatory approvals. No adjustment to the recorded amounts of assets or liabilities that may result from this transaction has been made in the accompanying consolidated financial statements.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) if the Securities Exchange Act of 1934, the Registrant had duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INFERENCE CORPORATION

Date:  April 5, 2000                      By: /s/ PHILIP D. RANGER
                                              --------------------
                                              Philip D. Ranger
                                              Vice President and Chief Financial
                                              Officer

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles W. Jepson and Philip D. Ranger, and each of them, his attorneys-in fact and agents, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchanges Commission, hereby ratifying and confirming all that each of said attorneys-in fact, or substitutes may do or cause to be done by virtue hereof.

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Charles W. Jepson      Chief Executive Officer (Principal  M         April 5, 2000
------------------------
(Charles W. Jepson)        Executive Officer), President and Director


 /s/ Philip D. Ranger      Chief Financial Officer (Principal            April 5, 2000
------------------------
   (Philip D. Ranger)      Financial and Accounting Officer),

 /s/ Louis C. Cole III     Director                                      April 5, 2000
------------------------
   (Louis C. Cole III)

 /s/ C. Scott Gibson       Director                                      April 5, 2000
------------------------
   (C. Scott Gibson)

 /s/ John J. Katsaros      Director                                      April 5, 2000
------------------------
   (John J. Katsaros)

 /s/ Raymond A. Smelek     Director                                      April 5, 2000
------------------------
   (Raymond A. Smelek)

                                 EXHIBIT INDEX

                                                                                                                  Sequential
                                                                                                                     Page
Exhibit No.  Description                                                                                            Number
----------   ---------------                                                                                      ----------
2.1          Agreement of Merger dated as of July 5, 1996 by and between the Registrant and its predecessor
               (merger agreement effectuating the reincorporation of the Registrant into Delaware ). (3)

2.2          Agreement and Plan of Reorganization by and among Inference Corporation, Inference
               Acquisition Corporation and Verix Software dated April 30, 1999. (10)

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

10.3         Not used

10.4*        The Amended and Restated Inference Corporation 1993 Stock Option Plan (7)

10.5*        The Inference Corporation Amended Employee Stock Purchase Plan (7)

10.6         The Inference Corporation 1998 Non-Management Stock Option Plan (7)

10.7         Settlement Agreement dated as of August 16, 1998 between the Registrant and William D.
               Griffin (6)

10.8-10.9    Not used

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

10.18-10.20  Not used

10.21        Distributorship and Licensing Agreement dated June 20, 1988 between the Registrant and
               Nichimen Corporation, and Adenda thereto. (1)

10.22        Not used

10.23        Golden Gate Plaza Full Service Lease dated October 14, 1994 between Novato Gateway
               Associates and the Registrant. (1)

10.24-10.26  Not used

                                                                                                                  Sequential
                                                                                                                     Page
Exhibit No.  Description                                                                                            Number
----------   ---------------                                                                                      ----------
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

10.36-10.41  Not used

10.42*       Indemnification Agreement dated March 13, 1998 between the Registrant and Charles W.
               Jepson. (5)

10.43-10.44  Not used

10.45*       Executive Employment Agreement dated January 20, 2000 between the Registrant and Philip
               Ranger. (11)

10.46*       Indemnification Agreement dated December 1, 1999 between the Registrant and Nigel Doust. (11)

10.47*       Indemnification Agreement dated January 20, 2000 between the Registrant Philip Ranger. (11)

10.48*       Form of Indemnification Agreement dated March 1, 1999 between the Registrant and certain directors and officers (together with a schedule indicating the name of each director and officer who entered into the Indemnification Agreement). (8)

10.49*       Executive Employment Agreement dated July 10, 1999 between the Registrant and Nobby
               Akiha. (8)

10.50*       Executive Employment Agreement dated July 10, 1999 between the Registrant and Ralph
               Barletta. (8)

10.51       Settlement Agreement dated November 18, 1999 between the Registrant and Mark Wolf. (11)

10.52*      Executive Employment Agreement dated July 10, 1999 between the Registrant and Greg
              Pappas. (8)

10.53*      Executive Employment Agreement dated July 10, 1999 between the Registrant and Bob
              Tatemichi. (8)

10.54       Settlement Agreement dated November 4, 1999 between the Registrant and Steven Gal. (11)

10.55       Resignation and Mutual Release Agreement dated June 30, 1999 between the Registrant and
              Glen Vondrick. (8)

21.1        Subsidiaries of the Registrant. (4)

23.1        Consent of Independent Auditors. (11)

27.1        Financial Data Schedule. (11)

99.3        Agreement and Plan of Merger among Inference Corporation, eGain Communications
              Corporation and Intrepid Acquisition Corporation dated March 16, 2000. (9)

______________________________________________________
* Denotes a compensation plan or other agreement under which directors or executive officers may participate.
 (1) Incorporated by reference to Exhibit of same number filed with the Registrant's Registration Statement on Form S-1, as amended (file no. 33-92386) on file with the Securities and Exchange Commission.
 (2) Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.
 (3) Incorporated by reference to Exhibit of same number filed with the Registrant's Current Report on Form 8-K dated November 25, 1996.
 (4) Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
 (5) Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
 (6) Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.
 (7) Incorporated by reference to Exhibit of same number filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended January 31, 1999.
 (8) Incorporated by reference to Exhibit of same number filed with the Registrant's Form 10-Q for the quarter ended July 31, 1999.
 (9) Incorporated by reference to Exhibit of same number filed with the Registrant's Current Report on Form 8-K dated March 17, 2000.
(10) Incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated May 17, 1999.
(11) Filed herewith