Form 10-Q
period 2000-04-30
INFERENCE CORP /CA/
filed 2000-06-14
CIK 945446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                   Commission File Number
             April 30, 2000                                  0-26334

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

  As of June 7, 2000, there were 7,967,655 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and no shares of the Registrant's Class B Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

                                     Index

                                                                                                      Page
                                                                                                      ----
Part I   FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           April 30, 2000 and January 31, 2000.................................................          3

         Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the Three Months Ended April 30, 2000 and 1999.............................          4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended April 30, 2000 and 1999............................................          5

         Notes to Condensed Consolidated Financial Statements..................................          7

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................         11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk............................         24


Part II  OTHER INFORMATION

ITEM 1.  Legal Proceedings.....................................................................         26

ITEM 2.  Changes in Securities.................................................................         26

ITEM 3.  Defaults upon Senior Securities.......................................................         26

ITEM 4.  Submission of Matters to a Vote of Security Holders...................................         26

ITEM 5.  Other Information.....................................................................         26

ITEM 6.  Exhibits and Reports on Form 8-K......................................................         26

         Signature.............................................................................         27

         Index to Exhibits.....................................................................         28

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                              INFERENCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)



                                                        April 30,    January 31,
                                                          2000           2000
                                                        ---------    -----------

ASSETS

Current assets:
     Cash and cash equivalents ...................      $ 11,985       $ 17,244
     Accounts receivable, net ....................         5,592          4,299
     Other current assets ........................         1,283          1,061
                                                        --------       --------
        Total current assets .....................        18,860         22,604


Property and equipment, net ......................         1,752          1,858
Intangible assets, net ...........................           823            884
Other assets .....................................           464            470
                                                        --------       --------
                                                        $ 21,899       $ 25,816
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................      $    826       $  1,134
     Accrued salaries and related items ..........         2,103          2,289
     Other accrued liabilities ...................         2,533          2,384
     Deferred revenue ............................         5,115          5,019
                                                        --------       --------
        Total current liabilities ................        10,577         10,826



Shareholders' equity:
     Common stock ................................            79             78
     Additional paid-in capital ..................        49,525         49,308
     Accumulated other comprehensive loss ........          (329)          (371)
     Accumulated deficit .........................       (37,953)       (34,025)
                                                        --------       --------
        Total shareholders' equity ...............        11,322         14,990
                                                        --------       --------
                                                        $ 21,899       $ 25,816
                                                        ========       ========


                             See accompanying notes.

--------------------------------------------------------------------------------

                              INFERENCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                     (in thousands, except per share data)


                                                   Three Months Ended
                                                        April 30,
                                                   -------------------
                                                     2000        1999
                                                   ---------  --------

Revenues:
     Products ..................................   $ 2,920    $ 3,077
     Services ..................................     3,037      3,317
                                                   -------    -------
        Total revenues .........................     5,957      6,394


Operating costs and expenses:
     Cost of product revenue ...................       420        158
     Cost of service revenue ...................     1,656      1,684
     Product development .......................     1,521      1,447
     Selling and marketing .....................     4,522      3,922
     General and administrative ................     1,399        829
     Amortization of intangible assets .........        61          -
     Acquisition related .......................       325        677
                                                   -------    -------
        Total operating costs and expenses .....     9,904      8,717
                                                   -------    -------
Loss from operations ...........................    (3,947)    (2,323)
Interest income ................................       215        279
Other expenses, net ............................      (196)       (10)
                                                   -------    -------
Net loss .......................................   $(3,928)   $(2,054)
                                                   =======    =======


Other comprehensive loss:
     Foreign currency translation adjustment ...        42         17
                                                   -------    -------
        Comprehensive loss .....................   $(3,886)   $(2,037)
                                                   =======    =======


Per share information:
     Basic and diluted net loss per share ......   $ (0.50)   $ (0.29)
                                                   =======    =======
     Shares used in computing net loss per
      share.....................................     7,858      7,053
                                                   =======    =======

                             See accompanying notes.
--------------------------------------------------------------------------------

                              INFERENCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)



                                                                       Three Months Ended
                                                                            April 30,
                                                                       ---------------------
                                                                          2000        1999
                                                                       ---------   ---------
Cash flows from operating activities:
     Net loss ..................................................        $(3,928)   $(2,054)
     Adjustments to reconcile net loss to net
        cash used by operating activities:
           Acquired in-process research and development ........             --        450
           Stock-based compensation ............................             13         --
           Depreciation and amortization .......................            351        320
           Changes in operating assets and liabilities, net of
              effects from acquisition of Verix Software:
                 Accounts receivable ...........................         (1,293)      (140)
                 Other current assets ..........................           (222)      (537)
                 Other assets ..................................              6        455
                 Accounts payable ..............................           (308)      (248)
                 Accrued salaries and related items ............           (186)      (738)
                 Other accrued liabilities .....................            149        608
                 Deferred revenue ..............................             96       (249)
                                                                        -------     ------
Net cash used by operating activities ..........................         (5,322)    (2,133)

Cash flows from investing activities:
     Net cash paid for acquisition of Verix Software ...........             --        (84)
     Purchases of property and equipment .......................           (184)      (257)
                                                                        -------     ------
Net cash used by investing activities ..........................           (184)      (341)

Cash flows from financing activities:
     Net proceeds from issuance of common stock ................            205        227
                                                                        -------     ------
Net cash provided by financing activities ......................            205        227
                                                                        -------     ------

Effect of exchange rate differences on cash ....................             42         17
                                                                        -------    -------

Net decrease in cash and cash equivalents ......................         (5,259)    (2,230)
Cash and cash equivalents at beginning of period ...............         17,244     25,761
                                                                        -------    -------

Cash and cash equivalents at end of period .....................        $11,985    $23,531
                                                                        =======   ========

                             See accompanying notes.

--------------------------------------------------------------------------------

                              INFERENCE CORPORATION

                                 (in thousands)



                                                             Three Months Ended
                                                                  April 30,
                                                             ------------------
                                                               2000       1999
                                                             ---------  -------

Supplemental disclosure of cash flow information:
     Income taxes paid during the period ..............     $     3     $     6
                                                            -------     -------

Supplemental disclosure of investing transactions:
     Acquisition of Verix Software:
        Fair value of assets acquired .................     $    --     $ 1,571
        Issuance of common stock.......................          --      (1,106)
        Cash paid......................................          --        (100)
        Accrued acquisition costs......................          --        (281)
                                                            -------     -------
     Liabilities assumed ..............................     $    --     $    84
                                                            =======     =======


                            See accompanying notes.

-------------------------------------------------------------------------------

                             INFERENCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary to present fairly the financial information have been included. This financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended January 31, 2000, included in our Annual Report on Form 10-K. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

3.  Earnings Per Share

    Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share", requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is calculated giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of our outstanding options.

    Options to purchase 2,292,000 shares and 2,253,000 shares of common stock were outstanding at April 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per share as a result of their anti-dilutive effect. Such stock options could have a dilutive effect in future periods.

4.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." SFAS 133 requires that an entity recognize all derivatives on the balance sheet at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 defers the effective date of SFAS 133 unitl fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133, as amended, will have a significant effect on our results of operations or financial position.

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

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (Interpretation). The Interpretation generally provides for prospective application of grants or modifications to existing stock options or awards made after June 30, 2000. However, for certain transactions the guidance is effective after December 15, 1998 and January 12, 2000. We believe the adoption of this pronouncement will have no material impact on our financial position and results of operations.

5.   Business Acquisition

     On April 30, 1999, we acquired all of the outstanding capital stock of Verix Software ("Verix"), a privately held developer of Web direct sales applications for e-commerce companies, for approximately $1,487,000. The acquisition was accounted for using the purchase method of accounting and the results of Verix' operations have been combined with those of Inference since the date of acquisition. In connection with this transaction, we incurred a charge of $450,000 related to in-process research and development.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

6.  Segment, Geographic and Significant Customer Data

     The method for determining what information to report concerning operating segments is based on the way that management organizes these segments within Inference for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be our Chief Executive officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by separate information about revenues and operating loss by region and by division for making operating decisions and assessing financial performance.

     In fiscal 1999 and 1998, we operated in one segment, the development and marketing of problem resolution software products. In the third quarter of fiscal 2000, we introduced two distinct new products, k-Commerce Sales and k-Commerce Support Enterprise. To best capitalize on the opportunities presented by our new offerings, we realigned our resources into two separate product divisions, k-Commerce Support Sales ("k-C Sales") and k-Commerce Support Enterprise ("k-C Support"). The separate financial information on a product division basis reviewed by the CEO during the quarter ended April 30, 2000 is as follows (in thousands):

                                                Total          Operating       Identifiable
                                              Revenues            Loss            Assets
                                            --------------   ---------------   --------------
k-C Support.................................   $ 5,853           $ 1,363          $ 20,316
k-C Sales ..................................       104             2,584             1,583
                                               -------           -------          --------
                                               $ 5,957           $ 3,947          $ 21,899
                                               =======           =======          ========


  We currently operate in three primary regions, North America (principally comprised of U.S. sales), Europe and Asia Pacific (which comprise international activities). Information relating to the business operations of these regions is as follows (in thousands):

                                                Total          Operating       Identifiable
                                              Revenues            Loss            Assets
                                            --------------   ---------------   --------------
Three months ended April 30, 2000:
     North America.....................        $    2,986        $    3,911        $  16,951
     International.....................             2,971                36            4,948
                                               ----------        ----------        ---------
         Total.........................        $    5,957        $    3,947        $  21,899
                                               ==========        ==========        =========

Three months ended April 30, 1999:
     North America.....................        $    3,933        $    2,084        $  27,841
     International.....................             2,461               239            6,568
                                               ----------        ----------        ---------
         Total.........................        $    6,394        $    2,323        $  34,409
                                               ==========        ==========        =========

  No customer accounted for more than 10% of revenues in the quarter ended April 30, 2000 and 1999.

--------------------------------------------------------------------------------

                             INFERENCE CORPORATION

7.   Litigation

     On January 20, 2000, our Board of Directors authorized the transfer of our InferenceFind meta-search technology to InFind.com, Inc. ("InFind"). Additionally, the Board approved an initial seed investment of up to $250,000, with additional funding to be subject to the Board's approval of the business plan related to product viability for the InferenceFind technology. We will receive an equity interest in the new entity in exchange for our contributions. We have also agreed to house the new start-up in our Novato facility for a period of six months. We began funding the operations of InFind during the quarter ended April 30, 2000. We invested a total of $75,000 in InFind during the current quarter, all of which was expensed and included in other expenses due to recurring net losses of this entity. Additionally, our balance sheet as of April 30, 2000 and January 31, 2000 included no amounts related to the InferenceFind technology.

     We have received notice from a former employee alleging rights to the technology transferred to InFind. To date, no formal claim has been filed. Management believes the former employee's assertion to be without merit and intends to defend it vigorously. However, an unfavorable outcome would adversely impact our ability to move forward with this project and impair our investment in InFind.


8.   Pending Acquisition of Inference

     On March 16, 2000, Inference and eGain Communications Corporation ("eGain") announced a definitive agreement under which eGain will acquire all of the outstanding common stock of Inference in exchange for eGain common stock. Under the terms of the agreement, Inference shareholders will receive 0.1865 shares of eGain common stock for each share of Inference common stock. This exchange ratio is subject to a "collar" mechanism of 10% above and below $53.906, the 20 day average closing price for eGain's common stock as of March 15, 2000. The collar mechanism will be employed three days prior to closing of the proposed merger. At that time, in the event the 20 day average closing price for eGain's common stock is below $48.516, then the exchange ratio of 0.1865 will be recalculated to equal (0.1865 x $48.516)/the average share price. Similarly, in the event the 20 day average closing price for eGain's common stock exceeds $59.297, then the exchange ratio of 0.1865 will be recalculated to equal (0.1865 x $59.297)/the average share price. The merger is subject to Inference shareholder approval. We recorded acquisition expenses of $325,000 in the quarter ended April 30, 2000 in connection with costs associated with the pending merger. No adjustment to the recorded amounts of assets or liabilities that may result from this transaction has been made in the accompanying consolidated financial statements.

--------------------------------------------------------------------------------

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL
                                 CONDITION AND
                             RESULTS OF OPERATIONS

     In addition to historical information contained herein, this Form 10-Q contains forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause or contribute to differences in the final results include, but are not limited to, risks related to our pending merger with eGain Communications Corporation, timeliness of new k-Commerce product releases, fluctuations in quarterly operating results, the size and timing of customer orders for product licenses, changes in the competitive marketplace, market acceptance and customer demand for k-Commerce product offerings and the potential loss of key employees. First quarter financial results are not an indication of future results.
Further information on potential factors that may affect future results are discussed further in the section of this Form 10-Q entitled "Additional Factors That May Affect Future Results," and "Quantitative and Qualitative Disclosures about Market Risk." Readers should also carefully review the business and risk factors described in the documents Inference files from time to time with the Securities and Exchange Commission, including, without limitation, the Annual Report on Form 10-K, Current Reports on Form 8-K and Registration Statement on Form S-3.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.


Results of Operations

     The following table sets forth the percentages that certain statement of operations items are to total revenues for the three months ended April 30, 2000 and 1999:



                                                              Three Months Ended
                                                                    April 30
                                                              2000         1999
                                                             -------    --------

Revenues:
          Products ...................................         49%          48%
          Services ...................................         51%          52%
                                                             -------     -------
             Total revenues ..........................        100%         100%

Operating costs and expenses:
          Products ...................................          7%           2%
          Services ...................................         28%          26%
          Product development ........................         26%          23%
          Selling and marketing ......................         76%          61%
          General and administrative .................         23%          13%
          Amortization of intangible assets ..........          1%          --
          Acquisition related ........................          5%          11%
                                                            -------     -------
             Total ...................................        166%         136%
                                                            -------     -------
Loss from operations .................................        (66%)        (36%)
                                                            =======     =======


Three Months Ended April 30, 2000 and 1999

Revenues

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"), and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). We derive revenue from the sale of software licenses, post-contract support ("support") and other services. Support includes telephone technical

-------------------------------------------------------------------------------
support, bug fixes, and rights to unspecified upgrades on a when-and-if available basis. Services include installation, training, and consulting to meet specific customer needs. In software arrangements that include rights to software products, specified upgrades, support and/or other services, we allocate the total arrangement fee among each deliverable based on the fair value of each of the deliverables determined based on vendor-specific objective evidence. When vendor-specific objective evidence of fair value of a product cannot be determined on the basis of separate sales of that product, we determine such fair value by deducting the fair value of the support and other services from the fair value of the total arrangement.

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

     Total revenues decreased to $5,957,000 in the three months ended April 30, 2000 from $6,394,000 in the three months ended April 30, 1999. Total revenues from the Americas operations decreased to $2,986,000 in the three months ended April 30, 2000 from $3,933,000 in the three months ended April 30, 1999, representing a 24% decrease. Total international revenues increased to $2,971,000 in the three months ended April 30, 2000 from $2,461,000 in the three months ended April 30, 1999, representing a 21% increase. Total international revenues for the three months ended April 30, 2000 and 1999 represented 50% and 38% of total revenues, respectively. We currently have subsidiaries in the United Kingdom and the Netherlands, offering licenses and consulting services, and have relationships with 10 distributors worldwide, serving Europe, the Middle East and Africa, Asia and the Pacific Rim. International operations, however, are subject to various risks, including unexpected changes in regulatory requirements, tariffs and other trade barriers; costs and risks of localizing products for foreign countries; longer accounts receivable payment cycles; potentially adverse tax consequences; repatriation of earnings; exchange rate fluctuations; and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the revenues from our future international operations and, consequently, our results of operations and financial condition.

Product Revenue

     Product revenue decreased to $2,920,000 in the three months ended April 30, 2000 from $3,077,000 in the three months ended April 30, 1999, representing a 5% decrease.

     Product revenue from the Americas operations decreased 32% to $1,261,000 in the three months ended April 30, 2000 from $1,856,000 in the three months ended April 30, 1999. International product revenue increased 36% to $1,659,000 in the three months ended April 30, 2000 from $1,221,000 in the three months ended April 30, 1999. We experienced lower unit sales volumes in the quarter ended April 30, 2000 from both the Americas and International operations, which caused a decrease in Americas product revenue. International product revenue increased, however, due to an increase in the average dollar transaction size. Product revenue represented 49% and 48% of total revenues for the three months ended April 30, 2000 and 1999, respectively. During the three months ended April 30, 2000, three customers in the aggregate accounted for 38% of total product revenue, while during the three months ended April 30, 1999, one customer accounted for 16% of total product revenue.

--------------------------------------------------------------------------------

Service Revenue

     Service revenue consists of maintenance revenue and consulting revenue. Total service revenue decreased to $3,037,000 in the three months ended April 30, 2000 from $3,317,000 in the three months ended April 30, 1999, representing an 8% decrease.

     Service revenue from the Americas operations decreased to $1,725,000 in the three months ended April 30, 2000 from $2,077,000 in the three months ended April 30, 1999, representing a 17% decrease. Service revenue from the Americas operations included maintenance revenue of $1,087,000 and $1,083,000 in the three months ended April 30, 2000 and 1999, respectively, and consulting revenue of $638,000 and $994,000 in the three months ended April 30, 2000 and 1999, respectively. The decrease in consulting revenue was primarily attributable to a decline in domestic consulting projects due to lower unit sales volumes during the three months ended April 30, 2000.

     International service revenue increased to $1,312,000 in the three months ended April 30, 2000 from $1,240,000 in the three months ended April 30, 1999, representing a 6% increase. International service revenue included maintenance revenue of $740,000 and $705,000 in the three months ended April 30, 2000 and 1999, respectively, and consulting revenue of $572,000 and $535,000 in the three months ended April 30, 2000 and 1999, respectively.

Cost of Product Revenue

     Cost of product revenue, consisting primarily of the costs of product media and duplication, manuals, packaging materials, personnel-related costs, shipping expenses and royalties paid to partners and third-party vendors, increased to $420,000 in the three months ended April 30, 2000 from $158,000 in the three months ended April 30, 1999, representing a 166% increase. The increase was primarily attributable to royalties of $233,000 due to our partner, eGain Communications Corporation. The gross margin on product revenue was 86% and 95% for the three months ended April 30, 2000 and 1999, respectively. The decrease was primarily related to an increase in royalty expense.

     As part of our development of the k-Commerce product line, we have incorporated certain third party technology into our products, allowing us to focus on providing quality, performance and functionality in our technology. To the extent that we are required to pay royalties to these third parties, the gross margin on product revenues will decrease accordingly.

Cost of Service Revenue

     Cost of service revenue, consisting principally of personnel-related costs for consulting, training and technical support, decreased to $1,656,000 in the three months ended April 30, 2000 from $1,684,000 in the three months ended April 30, 1999, representing a 2% decrease. The gross margin on service revenue was 45% and 49% for the three months ended April 30, 2000 and April 30, 1999, respectively. The gross margin on service revenue was slightly lower in the three months ended April 30, 2000, which was primarily due to a significant decrease in consulting revenue from our domestic operations, while the cost of consulting services from our domestic operations remained relatively constant.

Product Development

     Product development expenses consist primarily of employee-related costs, including salaries and benefits, in addition to equipment and facility costs incurred in the research, design, development and enhancement of our products. Product development expenses increased to $1,521,000 in the three months ended April 30, 2000 from $1,447,000 in the three months ended April 30, 1999, representing a 5% increase. The increase was primarily attributable to the costs associated with the product development organization of our k-Commerce Sales division, which was not in existence during the three months ended April 30, 1999. During

--------------------------------------------------------------------------------
the three months ended April 30, 2000, we continued to invest heavily in our product development efforts related to our k-Commerce Sales products. The increase in the aforementioned costs was partially offset by a decreased headcount in the product development organization of our k-Commerce Support Enterprise division. We incurred substantial product development costs in fiscal 2000 to complete the development of our k-Commerce Support Enterprise products, which was released in October 1999. Consequently, our investment in product development related to this product was significantly reduced subsequent to the release of the product. Product development expenses as a percentage of total revenues were 26% and 23% for the three months ended April 30, 2000 and 1999, respectively.

Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, benefits and commissions of sales and marketing personnel, trade shows and promotional expenses, and non-chargeable customer field service and sales support. Sales and marketing expenses increased to $4,522,000 in the three months ended April 30, 2000 from $3,922,000 in the three months ended April 30, 1999, representing a 15% increase. The increase was primarily attributable to sales and marketing activity related to the promotion of our k-Commerce Sales products during the three months ended April 30, 2000. There were no sales and marketing costs associated with these products during the three months ended April 30, 1999. The increase in the aforementioned costs was partially offset by a decrease in sales expenses related to our k-Commerce Support products, which primarily resulted from decreased headcount in both our domestic and international sales organizations. Sales and marketing expenses as a percentage of total revenues were 76% and 61% for the three months ended April 30, 2000 and 1999, respectively.

General and Administrative

     General and administrative expenses consist of the personnel costs for finance and accounting, human resources, information systems and general management of Inference. General and administrative expenses increased to $1,399,000 in the three months ended April 30, 2000 from $829,000 in the three months ended April 30, 1999, representing a 69% increase. The increase in general and administrative expenses was primarily due to a reallocation of management resources resulting from our corporate realignment in the beginning of fiscal 2001, in which we created two independent operating units focused around our two product lines. In addition, during the three months ended April 30, 1999, we received a significant reimbursement of legal fees by our insurance carrier in connection with our litigation with ServiceSoft Corporation. This caused a significant reduction in general and administrative expenses during that quarter. General and administrative expenses as a percentage of total revenues were 23% and 13% for the three months ended April 30, 2000 and 1999, respectively.

Amortization of Intangible Assets

     We recorded amortization of intangible assets of $61,000 for the three months ended April 30, 2000. This was based upon gross intangible assets of $1,067,000 recorded in connection with the acquisition of Verix Software on April 30, 1999.

Acquisition related

     We recorded acquisition expenses of $325,000 in the quarter ended April 30, 2000 in connection with costs associated with the pending merger with eGain Communications Corporation ("eGain"). We incurred a total of $677,000 in acquisition charges during the quarter ended April 30, 1999, which were primarily related to the acquisition of Verix Software.

Interest Income and Other Expenses, Net

     Interest income and other expenses, net, primarily interest income, decreased to $19,000 in the three months ended April 30, 2000 from $269,000 in the three months ended April 30, 1999, representing a 93% decrease. The decrease was primarily due to a decrease in interest income as a result of a reduction in cash

--------------------------------------------------------------------------------
balances and an increase in foreign exchange losses. In addition, our investment in InFind.com, Inc., an entity we began funding during the three months ended April 30, 2000, has been written off and included in other expenses as a result of recurring net losses generated by this entity.

Liquidity and Capital Resources

     Cash and cash equivalents at April 30, 2000 were $11,985,000, a decrease of $5,259,000 since January 31, 2000. Working capital at April 30, 2000 was $8,283,000.

     Net cash used in operating activities amounted to $5,322,000 during the three months ended April 30, 2000, as compared to net cash used in operating activities of $2,133,000 during the three months ended April 30, 1999. The significant increase was primarily attributable to operating losses of our k-Commerce Sales division, which was not in existence during the three months ended April 30, 1999.

     Investing activities for the three months ended April 30, 2000 included $184,000 for purchases of property and equipment. We had no significant capital commitments as of April 30, 2000.

     Cash provided by financing activities for the three months ended April 30, 2000 included $205,000 for the issuance of 57,000 shares of our common stock..

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


               ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

                    Risks Related to the Merger with eGain

On March 16, 2000, Inference and eGain Communications Corporation ("eGain") announced a definitive agreement under which eGain will acquire all of the outstanding common stock of Inference in exchange for eGain common stock. The following are risk factors associated with the pending merger:

--------------------------------------------------------------------------------

     In addition, neither Inference nor eGain may terminate the merger agreement or "walk away" from the merger solely because of changes in the market price of eGain common stock or our common stock. Accordingly, the dollar value of eGain common stock that our stockholders will receive upon the merger's completion will depend on the market value of eGain common stock when the merger is completed, and may decrease from the date shareholders submit their proxies. The share price of eGain common stock is subject to the general price fluctuations in the market for publicly traded equity securities and has experienced significant volatility.

Our officers and directors have conflicts of interest that may influence them to recommend the adoption of the merger agreement

     The directors and officers of Inference participate in arrangements and have continuing indemnification against liabilities that provide them with interests in the merger that are different from, or in addition to, our shareholders, including the following:

     . The executive officers of Inference have outstanding stock options to purchase an aggregate of 1,019,617 shares of our common stock as of May 5, 2000, of which approximately 691,868 are

--------------------------------------------------------------------------------

Failure to complete the merger could negatively impact our stock price and future business and operations

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

     . We may be required under limited circumstances to pay eGain a termination fee of up to $3.6 million.

     . The price of our common stock may decline to the extent, if any, that the current market price of our common stock reflects an assumption by investors that the merger will be completed.

     . Costs incurred by Inference related to the merger, such as legal and accounting fees and a portion of financial advisor fees, must be paid even if the merger is not completed.

     In addition, our customers, in response to the announcement of the merger, may delay or defer decisions concerning Inference. We derive a significant portion of its license revenues each quarter from a small number of relatively large orders. Any delay or deferral in those decisions by our customers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, current Inference employees may experience uncertainty about their future roles with eGain until eGain's strategies with regard to Inference are announced or actually effected. This may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

--------------------------------------------------------------------------------

     Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that we will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect, subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain transactions, such as a merger, sale of assets or other business combination, with any party other than eGain. These factors could also adversely affect our common stock price.

The merger may be consummated even though material adverse changes to either company's business results from the announcement of the merger or changes in general economic conditions or the companies' industry generally

     In general, either party can refuse to complete the merger if there is a material adverse change affecting the other party between now and the closing. Certain types of changes will not prevent the merger from going forward, however, even if they would have a material adverse effect on eGain or Inference. For example, changes affecting the economy as a whole or changes affecting the industry in which eGain or Inference operates, and changes resulting from the announcement of the merger will not allow either party to walk away from the merger.

     If material adverse changes occur, but eGain and Inference are still required to complete the merger based on the terms of the merger agreement, eGain's stock price may suffer. This in turn may reduce the value of the merger to eGain and Inference stockholders. While eGain and Inference might seek to renegotiate the merger in these circumstances, there can be no assurance that eGain and Inference would in fact do so or that eGain and Inference would be successful.

eGain and Inference may not achieve the benefits they expect from the merger if they fail to integrate the operations and business of the two companies

     eGain and Inference entered into the merger agreement with the expectation that the merger will result in significant benefits to the combined company. Achieving the benefits of the merger depends on the efficient and successful integration of the two companies' operations, technologies, businesses and personnel. The difficulties, costs and delays involved in integrating the companies, which may be substantial, may include:

     .  Inability to successfully integrate product technologies

     . Distracting management and other key personnel from the business of the combined company

     .  Potential incompatibility of business cultures

     . Costs and delays in implementing common systems and procedures, particularly in integrating different information systems

     .  Possible negative effects on customer service

     . Inability to retain and integrate key management, technical, sales and customer support personnel

     The combined company intends to offer its products and services to the customers of each of the constituent companies. Although the companies have jointly sold their products to customers in the past, there can be no assurance that either company's customers will have any interest in the other company's products and services in the future. The failure of these cross-marketing efforts would diminish the benefits expected to be realized by this merger. In addition, eGain intends after the merger to develop new products and services that combine the technology of both eGain and Inference. To date, the companies have not thoroughly investigated the obstacles to developing and marketing these new products and services in a timely and efficient way. There can be no assurance that eGain will be able to overcome these obstacles, or that there will be a market for new products and services developed by eGain after the merger.

     Our principal offices are located in Novato, California, while eGain's principal offices are located in Sunnyvale, California. There are currently no plans to relocate either of these principal offices. For the merger to be successful, eGain must successfully integrate our operations and personnel with eGain's operations and personnel, which may be difficult because of two separate office locations. Failure to complete the integration successfully could result in the loss of key personnel or customers.

                Risks Related to Inference's Separate Business

We have recently experienced quarterly losses, we expect to incur losses in the near future and we may not ever become profitable

     We have now experienced losses in five of the last six quarters. As of April 30, 2000, we had an accumulated deficit of approximately $38 million. We expect to continue to incur net losses in the near future and possibly longer. We anticipate that our expenses will continue to be high in the foreseeable future as we continue to grow our k-Commerce Sales division, develop our technology and expand our distribution channels. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. If our revenues fail to keep pace with our expenses, we will continue to incur losses. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Failure to achieve broad market acceptance of the k-Commerce suite of products may materially adversely affect our revenue

     Broad market acceptance of our k-Commerce Sales products and k-Commerce Support Enterprise products are critical to our future success. As a result, a decline in demand for or failure to achieve broad market acceptance of k-Commerce products as a result of competition, technological change or otherwise would have a material adverse effect on our business, operating results and financial condition. As part of the k-Commerce initiative, we have entered into several partnering agreements for the purposes of extending the offerings and capabilities of our products. There can be no assurance that these relationships will translate into increased revenues or additional demand for our products.

Delays in product development may materially adversely affect our revenue

     Our primary product development effort is focused on further building and enhancing the k-Commerce product lines. There can be no assurance that the further development of these new product lines will be completed successfully or on a timely basis or that the product will include the features required to achieve

--------------------------------------------------------------------------------
market acceptance. Our future operations will be substantially dependent on the k-Commerce product lines, and failure to achieve market acceptance of this family of products would have a material adverse effect on our business, operating results and financial condition.

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

There are many factors, including some beyond our control, that may cause fluctuations in our quarterly operating results

     We have experienced significant quarterly fluctuations in operating results and we anticipate that such fluctuations will continue in the future depending on a number of factors described below, including many that are beyond our control. As a result, we believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and should not be relied upon as an indication of our future performance. These factors include:

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

     . Changes in the mix of revenues attributable to domestic and international sales

     .  Seasonal buying patterns which tend to peak in the fourth quarter

     . Changes in the mix of revenue attributable to higher-margin software license revenue as opposed to substantially lower-margin service revenue

     Certain of the above factors can have a particularly significant effect on our quarterly results, and they include the following:

     Fluctuations in large contract license revenue. The value of individual licenses as a percentage of quarterly revenues can be substantial, and particular licenses may generate a substantial portion of the operating profits for the quarter in which they are signed. To the extent we rely on these large orders to meet

--------------------------------------------------------------------------------
our quarterly operating objectives, failure to close such contracts in compliance with SOP 97-2, as modified by SOP 98-4 and SOP 98-9, and in a specified time period, could adversely affect our operating results.

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

     Potential changes in mix of license and service revenues. Historically, a majority of our revenue has been attributable to the licensing of our software products. Changes in the mix of software products and services sold by us, including the mix between higher margin software products and lower margin maintenance, consulting and training, could materially affect our operating results for future quarters.

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

--------------------------------------------------------------------------------

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

We may lose large customer purchases that may materially adversely affect our revenue

     We occasionally sell our products to large customers. Large customers are expected to deploy our products in business critical operations, which involve significant capital and management commitments by such customers. Potential large customers generally commit significant resources to an evaluation of available software and require us to expend substantial time, effort and money educating them about the value of our solutions. Sales of our products to such customers require an extensive sales effort throughout a customer's organization because decisions to purchase such products generally involve the evaluation of the software by a significant number of customer personnel in various functional and geographic areas, each often having specific and conflicting requirements. A variety of factors, including factors over which we have little or no control, may cause potential large customers to favor a particular supplier or to delay or forego a purchase. As a result of these or other factors, the sales cycle for our products to these large customers is long, typically ranging between three and nine months. As a result of the length of the sales cycle and the significant selling expenses resulting from selling to large customers, our ability to forecast the timing and amount of specific sales is limited. The delay or failure to complete, in compliance with SOP 97-2, as modified by SOP 98-4 and SOP 98-9, one or more large transactions to which we have devoted significant resources could have a material adverse effect on our business, operating results and financial condition and could cause significant variations in our operating results from quarter to quarter.

We may not be able to recruit and retain the personnel we need to sustain or grow our business

     We consider our relationship with our employees to be good, and there has never been an interruption in our business activities due to labor unrest. However, our future performance is contingent upon the

--------------------------------------------------------------------------------
uninterrupted service of key sales, technological and executive management staff and upon the maintenance of conditions that can help attract and retain capable salespeople, technicians and managers.

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

Competition may affect the amount of revenue we can generate from sales of our products and services which could adversely affect our business

     The market for customer relationship management software is highly competitive, and there are certain competitors with substantially greater sales, marketing, development and financial resources than us. Among our major competitors in the problem identification and resolution segment of the market are Kana Communications, Inc., Primus Knowledge Systems, Inc., Ask Jeeves, Inc. and Servicesoft, Inc., as well as other smaller privately held companies. Furthermore, many potential customers implement low-end text retrieval solutions or develop internal applications as an alternative to acquiring software and services from third-party vendors such as Inference. Among our major competitors in the online merchandising segment are Broadvision Inc., Vignette Corporation and Art Technology Group.

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

Our future revenue is substantially dependent upon service revenue; which is dependent on future sales of our software products

     We depend on our installed customer base for service revenue. Service revenue depends in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. Therefore, our current customers may not necessarily generate significant service revenue in future periods. In addition, our customers may not necessarily purchase additional products or professional services. Our service revenue is also dependent upon the continued use of these services by our installed customer base. Service revenue represented 57% of total revenues for fiscal 2000, 43% for fiscal 1999 and 53% for fiscal 1998. We anticipate that service revenue will continue to represent a significant percentage of total revenues. Because service revenue has lower gross margins than license revenue, a continued increase in the percentage of total revenues represented by service revenue or an unexpected decrease in license revenue

--------------------------------------------------------------------------------
could have a detrimental impact on overall gross margins and operating results. If service revenue is lower than anticipated, our business, financial condition and operating results could be materially and adversely affected.


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

--------------------------------------------------------------------------------

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

We rely heavily on our intellectual property rights that offer only limited protection against potential infringers; if we cannot protect our intellectual property rights, our business could be adversely affected

     Our success depends in part upon our proprietary technology. Although case-based reasoning technology ("CBR") is available in the public domain, we believe implementation of the CBR technology is proprietary. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. We have been awarded several patents for our CBR and related technology. Our CBR technology is embedded in our current k-Commerce and CBR family of products. Despite the precautions we have taken, it may be possible for an unauthorized third party to copy or otherwise obtain and use our products, technology or other information that we regard as proprietary or to develop similar products or technology independently.

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

--------------------------------------------------------------------------------

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

We may become subject to litigation

     We may become subject to legal proceedings and claims that arise in the ordinary course of business. We currently believe that the ultimate amount of liability, if any, with respect to any pending actions, either individually or in the aggregate, will not materially affect our financial position, results of operations or liquidity. However, the ultimate outcome of any litigation is uncertain. If an unfavorable outcome were to occur, the impact could be material. Furthermore, any litigation, regardless of the outcome, can have an adverse impact on our results of operations and cash flows as a result of defense costs, diversion of management resources and other factors.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our international operations are exposed to international business risks as well as fluctuations in the value of foreign currency

     Our international sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of

--------------------------------------------------------------------------------
their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

--------------------------------------------------------------------------------

We are exposed to market rate risk for changes in interest rates

     Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We currently do not use derivative financial instruments. We invest, by policy, our excess cash balances in money market accounts, debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers, and limit the amount of credit exposure to any one issuer. As of April 30, 2000, our investments consisted solely of funds contained in money market accounts. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.

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

ITEM 5.   Other Information

  None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

     Exhibit
     Number       Exhibit
     ------       -------

      27          Financial Data Schedule.

 (b) Reports on Form 8-K

     1. On March 17, 2000, we filed a Form 8-K with the Securities and Exchange Commission reporting that on February 24, 2000 Inference announced financial results for the quarter and year ended January 31, 2000.

     2. On March 20, 2000, we filed a Form 8-K with the Securities and Exchange Commission related to the merger with eGain.

     3. On March 21, 2000, we filed a Form 8-K with the Securities and Exchange Commission related to the merger with eGain.

     4.   On June 6, 2000, we filed a Form 8-K with the Securities and
          Exchange Commission reporting that on May 31, 2000 Inference announced financial results for the quarter ended April 30, 2000.


--------------------------------------------------------------------------------

                                   SIGNATURE


     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Inference Corporation



                                 /s/ PHILIP D. RANGER
                                 -------------------------------------------
                                 PHILIP D. RANGER
                                 Vice President And Chief Financial Officer
                                 (Duly Authorized Officer and Principal
                                 Financial and Accounting Officer)

                                 Dated:  June 14, 2000

--------------------------------------------------------------------------------

                               INDEX TO EXHIBITS


Exhibit
Number         Exhibit
------         -------

  27           Financial Data Schedule

--------------------------------------------------------------------------------
                                     -30-