Form 10-Q/A
period 2000-04-30
INFERENCE CORP /CA/
filed 2000-06-16
CIK 945446

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended                  Commission File Number
            April 30, 2000                                   0-26334

                                       OR

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                             INFERENCE CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                          95-3436352
(State of other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                          Identification Number)

                                100 Rowland Way
                            Novato, California 94945
                                 (415) 893-7200
                  (Address, including zip code, and telephone
                  number, including area code, of Registrant's
                          principal executive offices)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   x    No
    -----     -----

As of June 7, 2000, there were 7,967,655 outstanding shares of the Registrant's Class A Common Stock, par value $0.01 per share, and no outstanding shares of the Registrant's Class B Common Stock, par value $0.01 per share.

     On June 14, 2000, Inference Corporation, a Delaware corporation ("Inference"), filed a Quarterly Report on Form 10-Q for the quarter ended April 30, 2000. This Form 10-Q/A is filed for the sole purpose of correcting a typographical error in the text of the April 30, 2000 Form 10-Q, as set forth below.

The text following the paragraph on page 15 which reads:

     "On March 16, 2000, Inference and eGain Communications Corporation ("eGain") announced a definitive agreement under which eGain will acquire all of the outstanding common stock of Inference in exchange for eGain common stock. The following are risk factors associated with the pending merger:"

up to but not including the heading on page 17 which reads:

     "Failure to complete the merger could negatively impact our stock price and future business and operations"

should be deleted in its entirety.

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

                                    Dated:  June 16, 2000